Form 10QSB
period 1998-06-30
BLUE RIVER BANCSHARES INC
filed 1998-08-12
CIK 1055870

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20552

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934

                 For the Quarterly Period Ended June 30, 1998

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                            Commission File Number
                                   0-24501


                         BLUE RIVER BANCSHARES, INC.
                   ----------------------------------------

      (Exact name of small business issuer as specified in its charter)

         Indiana                                        35-2016637
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                           Number)

  29 East Washington Street
    Shelbyville, Indiana                                  46176
-------------------------------              -------------------------------
(Address of principal executive                         (Zip Code)
         office)

               Issuer's telephone number, including area code:
                                (317) 398-9721

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X         No
                                            ---           ---

As of June 30, 1998, there were 1,500,000 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.

(Check one):

                                        Yes            No  X
                                            ---           ---

                  BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                    INDEX
                                    -----


                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION:

Item 1.  Financial Statements:

           Consolidated Statement of Financial Condition as of
             June 30, 1998 of the Successor (Unaudited)                      3

           Consolidated Statements of Earnings for the three month
             period ended June 30, 1998 and 1997 of the Predecessor
             (Unaudited)                                                     4

           Consolidated Statements of Earnings for the six month
             period ended June 30, 1998 and 1997 of the Predecessor
             (Unaudited)                                                     5

           Consolidated Statements of Cash Flows for the six month
             period ended June 30, 1998 and 1997 of the Predecessor
             (Unaudited)                                                     6

           Notes to Consolidated Financial Statements (Unaudited)           7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   10-14

PART II.   OTHER INFORMATION:                                             15-16

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                              17

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
AS OF JUNE 30, 1998
------------------------------------------------------------------------------

ASSETS                                                                       SUCCESSOR
                                                                          --------------
Cash and due from banks                                                   $     686,317
Interest-bearing deposits with banks                                          1,839,056
Securities available for sale                                                22,007,835
Securities held-to-maturity                                                     718,805
Loans receivable, net                                                        88,556,965
Accrued interest receivable                                                     714,137
FHLB stock of Indianapolis                                                      998,900
Prepaid expenses and other assets                                               612,040
Premises and equipment, net                                                   1,744,829
Goodwill, net                                                                 3,823,319
                                                                          -------------
TOTAL ASSETS                                                              $ 121,702,203
                                                                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $  75,590,952
  FHLB advances and other borrowings                                         18,881,683
  Amounts payable to former shareholders of Shelby County Bancorp            10,505,250
  Accrued expenses and other liabilities                                        710,632
  Accrued interest payable                                                      146,875
                                                                          -------------
            Total liabilities                                               105,835,392
                                                                          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, without par value: 1,500,000 shares
    issued and outstanding                                                   16,193,094
  Accumulated deficit                                                          (326,283)
                                                                          -------------
            Total shareholders' equity                                       15,866,811
                                                                          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 121,702,203
                                                                          =============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

                                                                         PREDECESSOR
                                                                -----------------------------
                                                                    1998              1997
INTEREST INCOME:
  Loans receivable                                              $ 1,839,025       $ 1,543,321
  Securities                                                        108,608           102,491
  Interest-bearing deposits                                          13,984            29,030
  Dividends from FHLB                                                19,923            14,673
                                                                -----------       -----------
            Total interest income                                 1,981,540         1,689,515
                                                                -----------       -----------

INTEREST EXPENSE:
  Interest expense on deposits                                      913,644           732,286
  Interest expense on FHLB advances and other borrowings            275,259           251,333
                                                                -----------       -----------
            Total interest expense                                1,188,903           983,619
                                                                -----------       -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                            792,637           705,896

PROVISION FOR LOAN LOSSES                                           (75,000)          (27,000)
                                                                -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                            717,637           678,896
                                                                -----------       -----------

NON-INTEREST INCOME:
  Service charges and fees                                           61,792            62,286
  Other                                                              33,534            20,216
                                                                -----------       -----------
            Total non-interest income                                95,326            82,502
                                                                -----------       -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    249,092           235,386
  Premises and equipment                                             69,215            68,867
  Federal deposit insurance                                          35,731            17,184
  Data processing                                                    69,140            59,709
  Advertising                                                        25,653            43,540
  Bank fees and charges                                              22,225            25,074
  Professional fees                                                 224,701            45,715
  Other                                                              53,077            59,683
                                                                -----------       -----------
            Total non-interest expense                              748,834           555,158
                                                                -----------       -----------

EARNINGS BEFORE INCOME TAX EXPENSE                                   64,129           206,240

INCOME TAX EXPENSE                                                   28,397            74,472
                                                                -----------       -----------

NET EARNINGS                                                    $    35,732       $   131,768
                                                                ===========       ===========

BASIC EARNINGS PER SHARE                                               N/A               N/A

DILUTIVE EARNINGS PER SHARE                                            N/A               N/A

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

                                                                         PREDECESSOR
                                                                -----------------------------
                                                                    1998              1997
INTEREST INCOME:
  Loans receivable                                              $ 3,548,608       $ 3,026,988
  Securities                                                        218,483           226,446
  Interest-bearing deposits                                          49,006            75,099
  Dividends from FHLB                                                38,075            28,706
                                                                -----------       -----------
            Total interest income                                 3,854,172         3,357,239
                                                                -----------       -----------

INTEREST EXPENSE:
  Interest expense on deposits                                    1,763,279         1,499,134
  Interest expense on FHLB advances and other borrowings            527,044           494,424
                                                                -----------       -----------
            Total interest expense                                2,290,323         1,993,558
                                                                -----------       -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                          1,563,849         1,363,681

PROVISION FOR LOAN LOSSES                                          (480,000)          (54,000)
                                                                -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                          1,083,849         1,309,681
                                                                -----------       -----------

NON-INTEREST INCOME:
  Service charges and fees                                          122,338           121,887
  Other                                                              91,125            43,470
                                                                -----------       -----------
            Total non-interest income                               213,463           165,357
                                                                -----------       -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    489,553           479,726
  Premises and equipment                                            132,766           133,825
  Federal deposit insurance                                          69,123            26,128
  Data processing                                                   138,281           121,166
  Advertising                                                        52,767            69,106
  Bank fees and charges                                              34,801            48,103
  Professional fees                                                 307,243            82,655
  Environmental charges                                             145,780
  Other                                                             147,108           122,214
                                                                -----------       -----------
            Total non-interest expense                            1,517,422         1,082,923
                                                                -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                (220,110)          392,115

PROVISION (CREDIT) FOR INCOME TAXES                                 (83,642)          140,315
                                                                -----------       -----------

NET EARNINGS (LOSS)                                             $  (136,468)      $   251,800
                                                                ===========       ===========

BASIC EARNINGS PER SHARE                                               N/A               N/A

DILUTIVE EARNINGS PER SHARE                                            N/A               N/A

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                       PREDECESSOR
                                                                               ---------------------------
                                                                                  1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                        $   (136,468)     $   251,800
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                79,288           87,933
      Gain on sale of securities available for sale                                13,569            5,009
      Provision for loan losses                                                   480,000           54,000
  Changes in assets and liabilities:
      Accrued interest receivable                                                  53,570           (5,221)
      Other assets                                                               (254,462)          (5,109)
      Other liabilities                                                           112,898          (92,842)
                                                                             ------------      -----------
            Net cash provided by operating activities                             348,395          295,570
                                                                             ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal repayments                              (10,438,581)      (5,517,060)
  Principal maturities collected on securities                                    234,534          373,467
  Investment in FHLB stock                                                        (78,700)        (125,000)
  Capital expenditures                                                            (52,657)          (4,450)
  Proceeds from sale of securities available for sale                           3,380,483        2,165,291
  Purchase of securities available for sale                                    (3,315,370)      (2,217,397)
                                                                             ------------      -----------
            Net cash used in investing activities                             (10,270,291)      (5,325,149)
                                                                             ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  FHLB advances and other borrowings                                            2,409,293        2,503,359
  Payment of FHLB advances and other borrowings                                (1,581,787)
  Net change in deposits                                                        4,069,563         (286,638)
  Cash dividends paid                                                             (21,994)         (35,179)
  Proceeds from issuance of Common Stock                                           65,550
                                                                             ------------      -----------
            Net cash provided by financing activities                           4,940,625        2,181,542
                                                                             ------------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (4,981,271)      (2,848,037)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  5,667,588        5,092,614
                                                                             ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 686,317      $ 2,244,577
                                                                             ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid (predecessor)                                                $  2,544,000      $ 1,443,000
  Income taxes paid (predecessor)                                               $ 265,000        $ 100,000

Successor - During the four day period from June 26, 1998 (the effective date of the merger), and June 30, 1998, the Successor received approximately $16.2 million, net of offering costs of approximately $1.8 million, due to the issuance and sale of 1,500,000 shares of Common Stock at $12 per share.

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 AND 1997
------------------------------------------------------------------------------

1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Successor"), Shelby County Bancorp (the "Predecessor") and its wholly-owned subsidiary Shelby County Bank (formerly, Shelby County Savings Bank, FSB - the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Predecessor included in the September 30, 1997 Annual Report to Shareholders.

      The accompanying consolidated interim financial statements at June 30, 1998 and for the six month periods ended June 30, 1998 and 1997 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

2.    SHAREHOLDER'S EQUITY (SUCCESSOR)

      On June 26, 1998, the Successor completed an initial public offering. The Successor issued 1,500,000 common shares at a offering price of $12 per share. The Successor received approximately $16.2 million in net proceeds from the offering. The Successor's Common Stock currently trades on the Nasdaq SmallCap Market under the BRBI symbol.

      Effective June 18, 1998, the Company amended and restated its articles of incorporation to revise the total number of authorized shares of capital stock to 12,000,000 shares, consisting of 10,000,000 shares designated as "Common Stock" and 2,000,000 shares designated as "Preferred Stock."

      Stock Option Plan - The Successor has adopted separate stock option plans for Directors and for key employees. Under the option plans, options for the purchase of 150,000 shares of Common Stock may be granted. Options for 105,000 shares at an option price of $12 per share have been granted and remain unexercised under the plans as of June 30, 1998.

3.    ACQUISITION OF SHELBY COUNTY BANCORP

      On February 5, 1998, the Successor, the Predecessor and the Bank entered into an Agreement of Affiliation and Merger as amended and restated on March 12, 1998 and further amended on June 2, 1998, pursuant to which the Successor would acquire the Bank pursuant to the merger of the Predecessor into the Successor. On June 26, 1998, the effective date of the merger, pursuant to the merger agreement each outstanding share of common stock of the Predecessor was converted into the right to receive $56.00 per share from the Successor. The merger has been accounted for by the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. For financial reporting purposes, the Successor reported the transaction as if it was effective June 30, 1998. The statement of earnings and statement of cash flows for the four day period from June 26, 1998 to June 30, 1998, of the Successor was not material.

      The consideration given and the assets acquired and liabilities assumed were comprised of the following:

          Cash                                                                       $ 10,626,000
          Acquisition costs                                                               168,263
                                                                                     ------------
          Total purchase price                                                       $ 10,794,263
                                                                                     ============

          Net cost of acquisition                                                    $ 10,794,263
          Less Shelby County Bancorp, Inc. shareholders' equity at June 26, 1998       (7,770,311)
                                                                                     ------------
          Excess consideration over book value                                          3,023,952
                                                                                     ------------
          Adjustments to reflect fair value:
            Investment securities held to maturity                                         14,406
            Loans                                                                        (375,478)
            Deposits                                                                     (737,602)
            Other liabilities                                                            (225,000)
            Tax effect of above adjustments                                               524,307
                                                                                     ------------
          Total fair value adjustments                                                   (799,367)
                                                                                     ------------
          Total goodwill                                                             $  3,823,319
                                                                                     ============

      Generally accepted accounting principles provide for an allocation period, generally not to exceed one year, to identify and quantify the fair value of assets acquired and liabilities assumed. Therefore, the allocations reflected in the accompanying financial statements are subject to change as additional information concerning fair values becomes available.

4.    NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES (SUCCESSOR)

      Goodwill - The excess of the cost over the fair value of net assets acquired is amortized using the straight-line method over 15 years.

      The Successor adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of SFAS No. 125 had no effect on the Successor's financial statements due to no covered transactions existing.

      The Successor adopted SFAS No. 130, "Comprehensive Income". It requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The unrealized gains on securities available for sale for the six months ended June 30, 1998 and 1997 were $54,000 and $197,000, respectively. The unrealized gains on securities available for sale for the three months ended June 30, 1998 and 1997 were $2,000 and $183,000, respectively. The Successor elected to present the required disclosures as noted above, and in combination with the information presented in the Consolidated Statement of Earnings on pages 4 and 5. The captions "Net income from the Consolidated Statements of Earnings and unrealized gains", noted above, represents total comprehensive income.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement is effective for fiscal years beginning after December 15, 1997, and will change the way corporations report information about products, services and segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Management has not yet determined the additional disclosures, if any, SFAS No. 131 will require for the consolidated financial statements.

      SFAS No. 132 "Employers Disclosures about Pensions and other Post Retirement Benefits", was issued in February 1998. This statement is effective for fiscal years beginning after December 15, 1997, and standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. Management has not yet determined the additional disclosures, if any, SFAS No. 132 will require for the consolidated financial statements.

      SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement is effective for fiscal years beginning after June 15, 1999, and standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management has not yet determined the adjustments or additional disclosures, if any, SFAS No. 133 will require for the consolidated financial statements.

5.    SHAREHOLDERS' EQUITY (PREDECESSOR)

      In connection with the acquisition of Shelby County Bancorp by Blue River Bancshares, Inc., all outstanding options of the predecessor were exercised prior to the acquisition. Upon completion of the merger, the Predecessor stock option plan was terminated.

      On March 16, 1998, the Board of Directors of the Predecessor declared a quarterly cash dividend of $.125 per share. The dividend was paid April 13, 1998 to shareholders of record as of March 30, 1998.

      Earnings per share are not presented for the consolidated statements of earnings of the predecessor since the information is not considered meaningful.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


      Certain statements throughout this section regarding the Successor's, Predecessor's and the Bank's financial position, business strategy and plans and objectives of management for future operations are forward-looking statements rather than historical or current facts. When used in this section, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Successor, Predecessor and the Bank or their respective managements, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management of the Successor, Predecessor and the Bank as well as assumptions made by and information currently available to management of the Successor, Predecessor and the Bank. Such statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove to be valid. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions, including, but not limited to, changes in interest rates, loss of deposits and loans to other savings and financial institutions, substantial changes in financial markets, substantial changes in real estate values and the real estate market and unanticipated results in pending legal proceedings. Such statements reflect the current view of the Successor, Predecessor and the Bank with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Successor, Predecessor and the Bank.

      FINANCIAL CONDITION:
      --------------------

      The merger was accounted for by the purchase method of accounting. Accordingly, the fair value of the assets acquired and liabilities assumed have been adjusted in accordance with APB 16, "Business Combinations" as noted in footnote 3 on pages 7 and 8. Therefore, the changes in financial condition described below include purchase accounting adjustments recorded by the Successor.

      Total assets at June 30, 1998, were $121,702,000, an increase of $31,093,000 from total assets of $90,609,000 at September 30, 1997. The most significant increases in assets were securities available for sale, net loans receivable and goodwill attributable to the acquisition. Investment securities at June 30, 1998 were $22,727,000, an increase of $14,032,000 from $8,695,000 at September 30, 1997. Included in this category were approximately $14 million of short-term investments acquired with the proceeds of the offering. Total net loans receivable increased from $76,038,000 at September 30, 1997 to $88,557,000 at June 30, 1998. Residential mortgages at June 30, 1998 were $55,099,000, an increase of $8,604,000 from $46,495,000 at September 30, 1997. This growth demonstrates continued strong demand and the Bank's increasing market share in mortgage lending activities. Commercial loans secured with real estate were $15,605,000 at June 30, 1998 compared to $12,867,000 at September 30, 1997. Goodwill of $3,823,000 was recognized due to the acquisition of the Bank by Blue River Bancshares, Inc. which was accounted for by the purchase method of accounting.

                                               (SUCCESSOR)        (PREDECESSOR)
                                                 JUNE 30,         SEPTEMBER 30,
                                                   1998               1997

Residential mortgages                          $ 55,098,542       $ 46,495,268
Commercial loans secured by real estate          15,604,586         12,866,733
Commercial, agriculture                          10,435,566          9,441,544
Consumer loans                                    6,835,318          6,563,125
Home equity loans                                 1,359,455          1,062,927
  Less allowance for Loan Losses                   (776,502)          (391,677)
                                               ------------       ------------
Total Net Loans                                $ 88,556,965       $ 76,037,920
                                               ============       ============

      Total liabilities at June 30, 1998 were $105,835,000, an increase of $22,397,000 compared to $83,438,000 at September 30, 1997. Deposits at June 30, 1998 were $75,591,000 compared to $64,633,000 at September 30,
      1997. Transaction accounts, including Savings, NOW, and Money Market accounts resulted in $7,156,000 of the increase for the comparative periods. Also included in liabilities at June 30, 1998 is amounts payable to former shareholders of Shelby County Bancorp for the acquisition of $10,505,000 which is anticipated to be paid in August 1998.

      Shareholders' equity at June 30, 1998 was $15,867,000, which is a result of the capital raised from the initial public offering of Blue River Bancshares, Inc.

                                                      JUNE 30,     SEPTEMBER 30,
                                                        1998            1997

Non-performing loans consists of the following:
  Non-accrual loans                                  $ 674,268       $ 416,601
  Real estate owned-net                                101,943          36,727
                                                     ---------        --------

            Total non-performing loans               $ 776,211       $ 453,328
                                                     =========       =========

Non-performing loans to total assets                      0.64 %          0.50 %


      The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At June 30, 1998 loans in non-accruing status were $674,000, an increase of $257,000 over September 30, 1997. Of the loans in such status, $606,000 were comprised of residential mortgage loans. The Bank's real estate owned, containing properties foreclosed upon, have increased to $102,000 at June 30, 1998 compared to $37,000 at September 30, 1997.

      Activity in the allowance for loan losses consists of the following:

                                                           SIX MONTHS       YEAR ENDED
                                                             ENDED         SEPTEMBER 30,
                                                         JUNE 30, 1998         1997

Balance, beginning of period                               $ 422,376         $ 325,900

Add:
  Provision for loan losses                                  480,000           104,000
  Recoveries of loans previously charged off                   7,677             1,146
Less gross charge-offs:
  Residential real estate loans                              (80,000)
  Consumer loans                                             (53,551)          (39,369)
                                                           ---------         ---------

Balance, end of period                                     $ 776,502         $ 391,677
                                                           =========         =========

Net charge-offs to total average loans outstanding              0.16%             0.05%

Allowance to total average loans outstanding                    0.92%             0.55%



      Allowance for loan losses at June 30, 1998 was $777,000, an increase of $385,000 from September 30, 1997. The increase in the allowance resulted from additional provisions being recorded in the preceding quarter to address conditions observed during an OTS safety and soundness examination prior to the effective date of merger. Specific reserves had been established to address concerns related to certain classified loans. In addition, the shift in loan mix to higher levels of non-residential mortgage lending increased the inherent risks of the underlying portfolio, and slight declines in asset quality ratios have been factored in to strengthen the allowance position of the Bank.

      RESULTS OF OPERATIONS:  Three Month Period Ended June 30, 1998
      --------------------------------------------------------------

      During the three month period ended June 30, 1998, net earnings decreased to $36,000 compared to net earnings of $132,000 during the three month period ended June 30, 1997. This decrease is primarily the result of increased expenses, including costs related to the merger.

      Net interest income was $718,000, after provision for loan losses, for the three month period ended June 30, 1998, compared to $679,000 for the three month period ended June 30, 1997. Net interest income before provision for loan losses improved to $793,000 compared to $706,000 for the three month period ended June 30, 1998 and 1997, respectively.

      Interest income increased from $1,690,000 for the three month period ended June 30, 1997 to $1,982,000 for the three month period ended June 30, 1998. Interest income from loans was $1,839,000 for the three month period ended June 30, 1998, an increase of $296,000 over the same period in 1997. The increase in loan interest income consists of a favorable volume variance of $311,000 offset by an unfavorable rate variance of $15,000. Interest expense for the three month period ended June 30, 1998 was $1,189,000 compared to $984,000 for the three month period ended June 30, 1997. Interest expense on deposit accounts increased from $732,000 for the three month period ended June 30, 1997 to $914,000 for the three month period ended June 30, 1998. The increase in interest expense on deposits consists of a $145,000 increase due to increased deposit balances, and $37,000 due to an increase in the rates related to the deposit portfolio. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $275,000 for 1998 compared to $251,000 for 1997. The increase in balances related to FHLB funding accounts for an increase of $50,000, however, rates on such advances declined, resulting in a $26,000 favorable rate variance.

      Total non-interest income was $95,000 for the three month period ended June 30, 1998, compared to $83,000 for the same period in 1997.

      Non-interest expense totaled $749,000 for the three month period ended June 30, 1998 compared to $555,000 for the same period in the prior year. The primary increase in non-interest expense relates to professional services for the merger with Blue River Bancshares, Inc. Professional expenses for the three month period ended June 30, 1998 increased $179,000 for the same period in 1997.

      RESULTS OF OPERATIONS:  Six Month Period Ended June 30, 1998
      ------------------------------------------------------------

      During the six month period ended June 30, 1998, net losses were $136,000 compared to net earnings of $252,000 during the six month period ended June 30, 1997. The decrease in earnings is primarily the result of an increase in the provision for loan losses of $426,000, expensing $146,000 in estimated costs of environmental remediation at the St. Paul site, and an increase of $224,000 of professional expenses associated with the merger.

      Net interest income was $1,084,000, after provision for loan losses, for the six month period ended June 30, 1998, compared to $1,310,000 for the six month period ended June 30, 1997. Net interest income before provision for loan losses improved to $1,564,000 compared to $1,364,000 for the six month period ended June 30, 1998 and 1997, respectively. Net interest margin before provision for loan losses declined by 1 basis point from the six month period ended June 30, 1997.

      Interest income increased from $3,357,000 for the six month period ended June 30, 1997 to $3,854,000 for the six month period ended June 30, 1998. Interest income from loans was $3,549,000 for the six month period ended June 30, 1998, an increase of $522,000 over the same period in 1997. This variance in loan income contains a favorable volume variance of $556,000 offset by an unfavorable rate variance of $34,000. Interest expense for the six month period ended June 30, 1998 was $2,290,000 compared to $1,994,000 for the six month period ended June 30, 1997. Interest expense on deposit accounts increased from $1,499,000 for the six month period ended June 30, 1997 to $1,763,000 for the six month period ended June 30, 1998. The increased interest expense on deposits was comprised of a $195,000 increase due to increased deposit balances, and $69,000 due to an increase in the rates related to the deposit portfolio. Interest expense on advances from the FHLB increased to $527,000 for 1998 compared to $494,000 for 1997. The increase in balances related to FHLB funding accounts for an increase of $110,000, however, rates on such advances declined, resulting in a $77,000 favorable rate variance.

      Total non-interest income was $213,000 for the six month period ended June 30, 1998, compared to $165,000 for the same period in 1997.

      Non-interest expense totaled $1,517,422 for the six month period ended June 30, 1998 compared to $1,083,000 for the same period in the prior year. The primary increase in non-interest expense was related to professional services for the merger with Blue River Bancshares, Inc. and expensing costs associated with environmental remediation at the St. Paul branch. Professional expenses for the six month period ended June 30, 1998 included $224,000 for services performed by legal counsel, auditors, and Shelby County Bancorp's investment advisor with respect to the merger. Also included in the six month period is a charge of $146,000 for remediation programs at the St. Paul branch.

      CAPITAL RESOURCES AND LIQUIDITY
      -------------------------------

      The Successor is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

      Current capital regulations required savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 4.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 1998, the Bank satisfied all capital requirements.

      The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 1998 based on capital regulations currently in effect for savings institutions.

                                     TANGIBLE             CORE           RISK-BASED
                                      CAPITAL           CAPITAL           CAPITAL

Regulatory capital                  $ 8,227,000       $ 8,227,000       $ 8,959,000
Minimum capital requirements          1,531,000         4,083,000         6,127,000
                                    -----------       -----------       -----------
Excess capital                      $ 6,696,000       $ 4,144,000       $ 2,832,000
                                    ===========       ===========       ===========

Regulatory captal ratio                    8.06%             8.06%            11.70%
Required capital ratio                     1.50%             4.00%             8.00%



      Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $3,205,000 in loan commitments as of June 30, 1998. The Bank maintains liquidity of at least 4% of net withdrawable assets. At June 30, 1998, its regulatory liquidity ratio was 6.07%.

      A Year 2000 Committee has been established by the Successor consisting of officers and employees to address problems which could arise from the forthcoming Year 2000 rollover. The Committee is charged with providing regular reports to the Board of Directors detailing progress in this area. Based on progress by the Committee to date, it is anticipated that the Year 2000 rollover will not present material financial or operational burdens for the Successor.

II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Neither the Successor nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (1) The Successor completed its initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-48269) declared effective by the Securities and Exchange Commission on June 22, 1998 and issued 1,500,000 shares of its Common Stock, no par, to the public at a price of $12.00 per share.

         (2) The offering pursuant to the Registration Statement was commenced on June 23, 1998.

         (3) The offer terminated after 1,500,000 shares of common stock registered under the Registration Statement were sold.

              (i) The underwriter for the initial public offering was Roney Capital markets, a division of First Chicago Capital Markets, Inc.

              (ii) The Registration Statement registered 1,725,000 shares of common stock which included 225,000 shares of common stock for the Underwriter to cover over-allotments. The Underwriter did not exercise its option to purchase these 225,000 shares of common stock.

              (iii) From June 22, 1998 through June 30, 1998, the Successor incurred the following expenses in connection with the issuance and distribution of the securities registered pursuant to the Registration Statement, none of which constituted direct or indirect payments to directors, officers or general partners of the Successor (other expenses represent a reasonable estimate of actual costs incurred):

                      Underwriting discounts and commissions $1,194,000 Finders fees
                      Expenses paid to or for Underwriters
                      Other expenses                                 10,500
                                                                 ----------
                      Total expenses                             $1,204,500
                                                                 ----------

              (iv) The net proceeds to the Successor of the offering pursuant to the Registration Statement, after deducting the expenses listed in (iii) above are $16,795,500. The Successor received approximately $16,200,000 of cash from the initial public offering, net of underwriting discounts, commissions, and other offering costs and expenses.

              (v) From June 22, 1998 through June 30, 1998, the Successor has applied the following amounts of its net proceeds from the offering pursuant to the Registration Statement, none of which constituted direct or indirect payments to the Company's affiliates, 10 percent stockholders, directors, officers or general partners or their associates, direct or indirect payments to others, except for repayment of indebtedness to Steven R. Abel, Robert C. Reed and D. Warren Robison (collectively, the "Founders"), each of whom is an officer and shareholder of the Successor:

                      Construction of plant, building and facilities            $
                      Purchase and installation of machinery and equipment
                      Purchases of real estate
                      Acquisitions of other business(es)
                      Repayment of indebtedness to the Founders                     346,000
                      Working capital (Holding Company)                           2,848,750
                      Contribution of Capital to the Bank                         2,500,000
                      Temporary investments (specified below)                    10,505,250
                      Other uses of at least $100,000 (specified below)

                    Temporary investments consist of high quality, short term, liquid investments.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On June 5, 1998 the shareholders of the Successor by unanimous written consent approved and adopted Amended and Restated Articles of Incorporation of the Successor. On June 6, 1998 the shareholders of the Successor by unanimous written consent elected Wendell L. Bernard and Ralph W. Van Natta as directors of the Successor and designated classes of directors as follows:

                  Class 1 - Robert C. Reed
                  Class 2 - Steven R. Abel and Wendell L. Bernard
                  Class 3 - Ralph W. Van Natta and D. Warren Robison

         The Director in Class 1 holds office initially for one year, the Directors in Class 2 hold office initially for a term of two years; and the Directors in Class 3 hold office initially for a term of three years. Upon the expiration of the initial terms and thereafter, the Directors in each of the classes shall be elected for terms of three years and until their successors have been elected and qualified.

Item 5.  Other information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)   Exhibit 27--Financial Data Schedule

         b) Report on Form 8-K, dated July 2, 1998 reporting the consummation of the merger of the Predecessor into the Successor and the acquisition of the Bank by the Successor. The Form 8-K also reported the removal by the Office of the Thrift Supervision of certain restrictions on commercial lending by the Bank effective on June 26, 1998 (the effective date of the merger).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.



Blue River Bancshares, Inc.



Date:    August 11, 1998             By  /s/ Bradley A. Long
         ---------------                 -------------------
                                         Bradley A. Long, Vice President,
                                         Chief Financial Officer and Treasurer