Form 10QSB
period 1998-09-30
BLUE RIVER BANCSHARES INC
filed 1998-11-12
CIK 1055870

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

As of September 30, 1998, there were 1,490,000 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format.

(Check one):
                              Yes            No  X
                                  ---           ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                     INDEX
                                     -----


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION:

Item 1.  Financial Statements:

           Consolidated Statement of Financial Condition as of
             September 30, 1998 of the Successor (Unaudited)                  3

           Consolidated Statements of Earnings for the three month
             period ended September 30, 1998 of the Successor
             and 1997 of the Predecessor (Unaudited)                          4

           Consolidated Statements of Earnings for the period from
             July 1, 1998 to September 30, 1998 of the Successor,
             January 1, 1998 to June 30, 1998 of the Predecessor
             and the nine month period ended September 30, 1997 of the
             Predecessor (Unaudited)                                          5

           Consolidated Statements of Cash Flows for the period from
             July 1, 1998 to September 30, 1998 of the Successor,
             January 1, 1998 to June 30, 1998 of the Predecessor
             and the nine month period ended September 30, 1997 of the
             Predecessor (Unaudited)                                          6

           Notes to Consolidated Financial Statements (Unaudited)           7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10-17

PART II.   OTHER INFORMATION:                                              18-19

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                               20

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
AS OF SEPTEMBER 30, 1998
------------------------------------------------------------------------------

ASSETS                                                                       SUCCESSOR
                                                                          --------------
Cash and due from banks                                                   $     827,864
Interest-bearing deposits with banks                                         12,645,778
Securities available for sale                                                10,627,943
Securities held-to-maturity                                                     701,920
Loans receivable, net                                                        88,682,897
Accrued interest receivable                                                     784,791
FHLB of Indianapolis stock                                                    1,220,100
Prepaid expenses and other assets                                               577,138
Premises and equipment, net                                                   1,784,804
Goodwill, net                                                                 3,759,597
                                                                          -------------
TOTAL ASSETS                                                              $ 121,612,832
                                                                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $  84,449,405
  FHLB advances and other borrowings                                         20,043,924
  Amounts payable to former shareholders of Shelby County Bancorp               137,335
  Accrued expenses and other liabilities                                        800,220
  Accrued interest payable                                                      192,932
                                                                          -------------
            Total liabilities                                               105,623,816
                                                                          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, without par value: 1,500,000 shares
    issued and 1,490,000 outstanding                                         16,193,094
  Treasury stock, without par value:  10,000 shares                            (106,004)
  Accumulated deficit                                                          (196,652)
  Unrealized gain on available for sale securities                               98,578
                                                                          -------------
            Total shareholders' equity                                       15,989,016
                                                                          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 121,612,832
                                                                          =============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------

                                                                 SUCCESSOR       PREDECESSOR
                                                                -----------     -------------
                                                                    1998              1997
INTEREST INCOME:
  Loans receivable                                              $ 1,904,304       $ 1,599,752
  Securities                                                        223,138           119,016
  Interest-bearing deposits                                          53,642            11,375
  Dividends from FHLB                                                24,598            18,107
                                                                -----------       -----------
            Total interest income                                 2,205,682         1,748,250
                                                                -----------       -----------

INTEREST EXPENSE:
  Interest expense on deposits                                      825,068           739,403
  Interest expense on FHLB advances and other borrowings            287,643           255,818
                                                                -----------       -----------
            Total interest expense                                1,112,711           995,221
                                                                -----------       -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                          1,092,971           753,029

PROVISION FOR LOAN LOSSES                                           (75,000)          (27,000)
                                                                -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                          1,017,971           726,029
                                                                -----------       -----------

NON-INTEREST INCOME:
  Service charges and fees                                           57,695            67,756
  Other                                                              51,536            31,367
                                                                -----------       -----------
            Total non-interest income                               109,231            99,123
                                                                -----------       -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    339,833           236,860
  Premises and equipment                                             82,352            69,910
  Federal deposit insurance                                          39,809            22,323
  Data processing                                                    71,960            73,732
  Advertising & promotion                                            65,625            57,221
  Bank fees and charges                                              16,087            13,429
  Professional fees                                                  77,232            65,230
  Stationery, supplies & printing                                    22,395            14,978
  State franchise tax                                                21,362            19,399
  Other                                                             108,937            52,015
  Goodwill amortization                                              63,722                 0
                                                                -----------       -----------
            Total non-interest expense                              909,314           625,097
                                                                -----------       -----------

EARNINGS BEFORE INCOME TAX EXPENSE                                  217,888           200,055

INCOME TAX EXPENSE                                                   88,257            67,403
                                                                -----------       -----------

NET EARNINGS                                                    $   129,631       $   132,652
                                                                ===========       ===========

BASIC EARNINGS PER SHARE                                               $.09               N/A

DILUTIVE EARNINGS PER SHARE                                            $.09               N/A

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------

                                                                SUCCESSOR               PREDECESSOR
                                                              -------------   ---------------------------------
                                                               Period from      Period from       Period from
                                                              July 1, 1998    January 1, 1998   January 1, 1997
                                                                 through          through           through
                                                              September 30,       June 30,       September 30,
                                                                  1998              1998             1997
                                                              -------------   ---------------   ---------------
INTEREST INCOME:
  Loans receivable                                            $ 1,904,304     $ 3,548,608       $ 4,626,740
  Securities                                                      223,138         218,483           345,462
  Interest-bearing deposits                                        53,642          49,006            86,474
  Dividends from FHLB                                              24,598          38,075            46,813
                                                              -----------     -----------       -----------
            Total interest income                               2,205,682       3,854,172         5,105,489
                                                              -----------     -----------       -----------

INTEREST EXPENSE:
  Interest expense on deposits                                    825,068       1,763,279         2,238,537
  Interest expense on FHLB advances and other borrowings          287,643         527,044           750,242
                                                              -----------     -----------       -----------
            Total interest expense                              1,112,711       2,290,323         2,988,779
                                                              -----------     -----------       -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES            1,092,971       1,563,849         2,116,710

PROVISION FOR LOAN LOSSES                                         (75,000)       (480,000)          (81,000)
                                                              -----------     -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
       LOSSES                                                   1,017,971       1,083,849         2,035,710
                                                              -----------     -----------       -----------

NON-INTEREST INCOME:
  Service charges and fees                                         57,695         122,338           189,643
  Other                                                            51,536          91,125            74,837
                                                              -----------     -----------       -----------
            Total non-interest income                             109,231         213,463           264,480
                                                              -----------     -----------       -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  339,833         489,553           716,586
  Premises and equipment                                           82,352         132,766           203,735
  Federal deposit insurance                                        39,809          69,123            48,451
  Data processing                                                  71,960         138,281           194,898
  Advertising & promotion                                          65,625          52,767           126,327
  Bank fees and charges                                            16,087          34,801            61,532
  Professional fees                                                77,232         307,243           144,237
  Stationery, supplies & printing                                  22,395          26,269            58,806
  State franchise tax                                              21,362          10,305            56,157
  Environmental charges                                                 0         145,780                 0
  Other                                                           108,937         110,534            97,291
  Goodwill amortization                                            63,722               0                 0
                                                              -----------     -----------       -----------
            Total non-interest expense                            909,314       1,517,422         1,708,020
                                                              -----------     -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                               217,888        (220,110)          592,170

PROVISION (CREDIT) FOR INCOME TAXES                                88,257         (83,642)          207,718
                                                              -----------     -----------       -----------

NET EARNINGS (LOSS)                                            $  129,631     $  (136,468)      $   384,452
                                                               ==========     ===========       ===========

BASIC EARNINGS PER SHARE                                             $.09             N/A               N/A

DILUTIVE EARNINGS PER SHARE                                          $.09             N/A               N/A

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                   SUCCESSOR     PREDECESSOR      PREDECESSOR
                                                                 ------------  ---------------  ---------------
                                                                  Period from    Period from      Period from
                                                                 July 1, 1998  January 1, 1998  January 1, 1998
                                                                    through        through          through
                                                                 September 30      June 30        September 30
                                                                     1998             1998             1997
                                                                 ------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $    129,631     $   (136,468)     $   384,452
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                   161,150           79,288          119,307
      Gain (loss) on sale of securities available for sale                  0           13,569           (5,549)
      Provision for loan losses                                        75,000          480,000           81,000
  Changes in assets and liabilities:
      Accrued interest receivable                                     (70,654)          53,570          (42,882)
      Other assets                                                     34,902        (254,462)         146,070
      Other liabilities                                                71,495          112,898         (173,707)
                                                                 ------------     ------------      -----------
            Net cash from operating activities                        401,524          348,395          508,691
                                                                 ------------     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal repayments                     (178,311)     (10,438,581)      (7,046,567)
  Principal maturities collected on securities                     11,599,494          234,534          695,003
  Payment to former shareholders of Shelby County Bancorp         (10,367,915)               0                0
  Investment in FHLB stock                                           (221,200)         (78,700)        (195,200)
  Capital expenditures                                                (82,019)         (52,657)           2,922
  Proceeds from sale of securities available for sale                       0        3,380,483        4,346,341
  Purchase of securities available for sale                                 0       (3,315,370)      (4,749,966)
                                                                 ------------     ------------      -----------
            Net cash from investing activities                        750,049      (10,270,291)      (6,947,467)
                                                                 ------------     ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  FHLB advances and other borrowings                                7,400,000        2,409,293        3,500,000
  Payment of FHLB advances and other borrowings                    (6,237,759)      (1,581,787)         (10,372)
  Net change in deposits                                            8,740,459        4,069,563          345,496
  Cash dividends paid                                                       0          (21,994)         (52,779)
  Proceeds from issuance of Common Stock                                    0           65,550                0
  Repurchase of stock                                                (106,004)               0                0
                                                                 ------------     ------------      -----------
            Net cash from financing activities                      9,796,696        4,940,625        3,782,345
                                                                 ------------     ------------      -----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                10,948,269       (4,981,271)      (2,656,431)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,525,373        5,667,588        5,092,614
                                                                 ------------     ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 13,473,642        $ 686,317      $ 2,436,183
                                                                 ============     ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $  1,067,000     $  2,544,000      $ 3,017,575
  Income taxes paid                                                  $ 69,000        $ 265,000        $ 212,000
  Loans transferred to real estate owned                                                              $  36,727


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------

1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Successor"), Shelby County Bancorp (the "Predecessor") and its wholly-owned subsidiary Shelby County Bank (formerly, Shelby County Savings Bank, FSB - the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Predecessor included in the September 30, 1997 Annual Report to Shareholders of Predecessor.

      The accompanying consolidated interim financial statements at September 30, 1998 and for the nine month period ended September 30, 1998 and 1997 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

      Effective June 18, 1998, the Successor amended and restated its articles of incorporation to revise the total number of authorized shares of capital stock to 12,000,000 shares, consisting of 10,000,000 shares designated as "Common Stock" and 2,000,000 shares designated as "Preferred Stock."

      Stock Option Plan - The Successor has adopted separate stock option plans for Directors and for key employees. Under the option plans, options for the purchase of 150,000 shares of Common Stock may be granted. Options for 106,500 shares at an option price of $12 per share have been granted and remain unexercised under the plans as of September 30, 1998.

      EARNINGS PER SHARE

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement Financial Accounting Standards (SFAS No. 128):

                                                       Three Months Ended
                                                          September 30
                                                       ------------------
                                                        1998         1997
                                                        ----         ----
      Basic earnings per share:
           Weighted average common shares            1,495,217        N/A

      Diluted earnings per share:

           Weighted average common shares            1,495,217        N/A
           Dilutive effect of stock options (1)            ---        ---
           Weighted average common shares
              and incremental shares                 1,495,217        N/A
                                                     =========        ===

     (1) No dilutive effect of stock options for the three months ended September 30, 1998 was used in the calculation as the effects of the stock options were anti-dilutive.

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

      The consideration given and the assets acquired and liabilities assumed were comprised of the following:

          Cash                                                                       $ 10,626,000
          Acquisition costs                                                               168,263
                                                                                     ------------
          Total purchase price                                                       $ 10,794,263
                                                                                     ============

          Net cost of acquisition                                                    $ 10,794,263
          Less Shelby County Bancorp shareholders' equity at June 26, 1998             (7,770,311)
                                                                                     ------------
          Excess consideration over book value                                          3,023,952
                                                                                     ------------
          Adjustments to reflect fair value:
            Investment securities held to maturity                                         14,406
            Loans                                                                        (375,478)
            Deposits                                                                     (737,602)
            Other liabilities                                                            (225,000)
            Tax effect of above adjustments                                               524,307
                                                                                     ------------
          Total fair value adjustments                                                   (799,367)
                                                                                     ------------
          Total goodwill                                                             $  3,823,319
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

      The Successor adopted SFAS No. 130, "Comprehensive Income", effective June 26, 1998. It requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. All prior year financial statements have been reclassified for comparative purposes.

      The following is a summary of total comprehensive income(loss) for the Successor's three month period ended September 30, 1998, the Predecessor's three month ended September 30, 1997, the six month period ended June 30, 1998 and the nine month period ended September 30, 1997 under SFAS No. 130:

                                        Three Months        Six Months  Nine Months
                                           Ended               Ended       Ended
                                        September 30          June 30     June 30
                                      1998       1997           1998        1997
                                   Successor  Predecessor   Predecessor Predecessor
                                   ---------  -----------   ----------- -----------
      Net income(loss)               129,631      132,652      (136,468)    384,452
      Other comprehensive income,
        net of tax:
        Unrealized gains on
        securities available
        for sale                      98,578       29,643        54,420     225,722
                                   ---------  -----------     --------- -----------
      Other comprehensive income      98,578       29,643        54,420     225,722
                                   ---------  -----------     --------- -----------
      COMPREHENSIVE INCOME(LOSS)     228,209      162,115       (82,048)    610,174
                                   =========  ===========     ========= ===========

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement is effective for fiscal years beginning after December 15, 1997, and will change the way corporations report information about products, services and segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statements. The Successor will include the appropriate segment information beginning in the annual financial statements for the year ending December 31, 1998 and all quarterly reports thereafter.

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

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


      Certain statements throughout this section regarding the Successor's, Predecessor's and the Bank's financial position, business strategy and plans and objectives of management for future operations are forward-looking statements rather than historical or current facts. When used in this section, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Successor, Predecessor and the Bank or their respective management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management of the Successor, Predecessor and the Bank as well as assumptions made by and information currently available to management of the Successor, Predecessor and the Bank. Such statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove to be valid. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions, including, but not limited to, changes in interest rates, loss of deposits and loans to other savings and financial institutions, substantial changes in financial markets, substantial changes in real estate values and the real estate market and unanticipated results in pending legal proceedings. Such statements reflect the current view of the Successor, Predecessor and the Bank with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Successor, Predecessor and the Bank.

      FINANCIAL CONDITION:
      --------------------

      The merger was accounted for by the purchase method of accounting. Accordingly, the fair value of the assets acquired and liabilities assumed have been adjusted in accordance with APB 16, "Business Combinations" as noted in footnote 3. Therefore, the changes in financial condition described below include purchase accounting adjustments recorded by the Successor.

      Total assets at September 30, 1998, were $121,613,000, an increase of $31,004,000 from total assets of $90,609,000 at September 30, 1997. Total net loans receivable increased from $76,038,000 at September 30, 1997 to $88,683,000 at September 30, 1998. Residential mortgages at September 30, 1998 were $55,819,000, an increase of $9,324,000 from $46,495,000 at
      September 30, 1997. Commercial loans secured with real estate were $15,796,000 at September 30, 1998 compared to $12,867,000 at September 30, 1997. Interest bearing deposits increased $10,873,000 to $12,646,000 at September 30, 1998. This increased liquidity, primarily balances held at the Federal Home Loan Bank was accumulated to assist in managing interest rate risk, and due to the market conditions which did not afford premiums for longer term investment periods. Investments available-for-sale increased $2,741,000 compared to September 30, 1997. Goodwill increased $3,760,000 compared to September 30, 1997 as a result of the acquisition of the Bank by Blue River Bancshares, which was accounted for Using the purchase method of accounting.

                                                (SUCCESSOR)       (PREDECESSOR)
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                    1998               1997
                                               -------------      -------------
Residential mortgages                          $ 55,819,482       $ 46,495,268
Commercial loans secured by real estate          15,795,596         12,866,733
Commercial, agriculture                          10,096,328          9,441,544
Consumer loans                                    6,493,072          6,563,125
Home equity loans                                 1,335,896          1,062,927
  Less allowance for Loan Losses                   (857,477)          (391,677)
                                               -------------      -------------
Total Net Loans                                $ 88,682,897       $ 76,037,920
                                               =============      =============

      Total liabilities at September 30, 1998 were $105,624,000, an increase of $22,186,000 compared to $83,438,000 at September 30, 1997. Deposits at September 30, 1998 were $84,449,000 compared to $64,633,000 at September 30, 1997. Transaction accounts, including Savings, NOW, and Money Market accounts resulted in $10,075,000 of the increase for the comparative periods. Also included in liabilities at September 30, 1998 are remaining amounts payable to former shareholders of Shelby County Bancorp for the acquisition of $137,335.

      Shareholders' equity at September 30, 1998 was $15,989,000, an increase of $8,818,000 over September 30, 1997 of $7,171,000, which is a result of the capital raised from the initial public offering of Blue River Bancshares, Inc.

                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998             1997
                                                   -------------    -------------
Non-performing assets consists of the following:
  Non-accrual loans                                  $ 545,497        $ 416,601
  Real estate owned-net                                118,218           36,727
                                                     ---------        ---------

            Total non-performing loans               $ 663,715        $ 453,328
                                                     =========        =========

Non-performing assets to total assets                     0.54%            0.50%


      The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At September 30, 1998 loans in non-accruing status were $664,000, an increase of $211,000 over September 30, 1997. The Bank's real estate owned, containing properties foreclosed upon, have increased to $118,000 at September 30, 1998 compared to $37,000 at September 30, 1997.

      Activity in the allowance for loan losses consists of the following:

                                                   Period from          Period from        Period from
                                                  July 1, 1998        January 1, 1998    January 1, 1997
                                                    through               through            through
                                               September 30, 1998      June 30, 1998   September 30, 1997
                                               ------------------     ---------------  ------------------
Balance, beginning of period                        $ 776,502            $ 422,376         $ 325,900

Add:
  Provision for loan losses                            75,000              480,000           104,000
  Recoveries of loans previously charged off           17,068                7,677             1,146
Less gross charge-offs:
  Residential real estate loans                       (11,093)             (80,000)
  Consumer loans                                                           (53,551)          (39,369)
                                                    ---------            ---------         ---------

Balance, end of period                              $ 857,477            $ 776,502         $ 391,677
                                                    =========            =========         =========

Net charge-offs to total average loans outstanding      (0.03)%               0.30%             0.07%

Allowance to total average loans outstanding             0.96%                0.50%             0.54%


      Allowance for loan losses at September 30, 1998 was $857,000, an increase of $465,000 from September 30, 1997. The increase in the allowance included $375,000 of additional provisions being recorded in the first quarter to address conditions observed during an OTS safety and soundness examination prior to the effective date of merger. Specific reserves had been established to address concerns related to certain classified loans. In addition, the shift in loan mix to higher levels of non-residential mortgage lending increased the inherent risks of the underlying portfolio, and slight declines in asset quality ratios have been factored in to strengthen the allowance position of the Bank.

      RESULTS OF OPERATIONS:  Three Month Period Ended September 30, 1998
      -------------------------------------------------------------------

      During the three month period ended September 30, 1998, net earnings were $130,000 compared to net earnings of $133,000 during the three month period ended September 30, 1997. This reduction is the result of an increase to net interest income before provision for loan losses of $340,000, an increase in non-interest income of $10,000, offset by an increase to provision for loan losses of $48,000, an increase in non-interest expenses of $284,000, and a corresponding reduction in federal income taxes.

      Net interest income was $1,018,000, after provision for loan losses, for the three month period ended September 30, 1998, compared to $726,000 for the three month period ended September 30, 1997. Net interest income before provision for loan losses improved to $1,093,000 compared to $753,000 for the three month period ended September 30, 1998 and 1997, respectively.

      Interest income increased from $1,748,000 for the three month period ended September 30, 1997 to $2,206,000 for the three month period ended September 30, 1998. Interest income from loans was $1,904,000 for the three month period ended September 30, 1998, an increase of $304,000 over the same period in 1997. The increase in loan interest income consists of a favorable volume variance of $307,000 offset by an unfavorable rate variance of $4,000. Interest expense for the three month period ended September 30, 1998 was $1,113,000 compared to $995,000 for the three month period ended September 30, 1997. Interest expense on deposit accounts increased from $739,000 for the three month period ended September 30, 1997 to $825,000 for the three month period ended September 30, 1998. The increase in interest expense on deposits consists of a $162,000 increase due to increased deposit balances, offset by a reduction of $78,000 due to a decrease in the rates related to the deposit portfolio. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $281,000 for the three months ended September 30, 1998 compared to $253,000 for the three months ended September 30, 1997. The increase in balances related to FHLB funding accounts for an increase of $55,000, however, rates on such advances declined, resulting in a $27,000 favorable rate variance.

      Total non-interest income was $109,000 for the three month period ended September 30, 1998, compared to $99,000 for the same period in 1997. This increase was due primarily to increases in loan fees collected by the Bank. This increase is partially due to increased loan volume, as well as the introduction of new fees during the quarter, namely loan documentation fees on newly originated consumer loans.

      Non-interest expense totaled $909,000 for the three month period ended September 30, 1998 compared to $625,000 for the same period in the prior year. Salaries and benefits have increased $103,000 to $340,000 for the three month period ended September 30, 1998. For the three month period ended September 30, 1998, goodwill amortization of $64,000 has been recognized, while no such expense existed for the same period in 1997. With increased deposits, deposit insurance premiums have increased $17,000 over 1997 levels. Other non-interest expenses for the quarter ended September 30, 1998 were increased $57,000 over the prior year.

      RESULTS OF OPERATIONS:  Nine Month Period Ended September 30, 1998
      ------------------------------------------------------------------

      The consolidated statement of earnings for the nine month period ended September 30, 1998 includes the Successor statement of earnings for the three months ended September 30, 1998 and the Predecessor statement of earnings for the six month period ended June 30, 1998. Therefore, the results of operations includes Management's Discussion and Analysis of the Successor for the three months ended September 30, 1998 (pages 12-13), and the following paragraph containing Management's Discussion and Analysis of the Predecessor for the six months ended June 30, 1998.

      Six Month Period Ended June 30, 1998

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

      Non-interest expense totaled $1,517,000 for the six month period ended June 30, 1998 compared to $1,083,000 for the same period in the prior year. The primary increase in non-interest expense was related to professional services for the merger with Blue River Bancshares, Inc. and expensing costs associated with environmental remediation at the St. Paul branch. Professional expenses for the six month period ended June 30, 1998 included $224,000 for services performed by legal counsel, auditors, and Shelby County Bancorp's investment advisor with respect to the merger. Also included in the six month period is a charge of $146,000 for remediation programs at the St. Paul branch.

      CAPITAL RESOURCES AND LIQUIDITY
      -------------------------------

      The Successor is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank. Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 4.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At September 30, 1998, the Bank satisfied all capital requirements.

      The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 1998 based on capital regulations currently in effect for savings institutions.

                                     TANGIBLE            CORE           RISK-BASED
                                      CAPITAL           CAPITAL           CAPITAL
                                    -----------       -----------       -----------
Regulatory capital                  $ 8,520,000       $ 8,520,000       $ 9,377,000
Minimum capital requirements          1,712,000         4,565,000         6,720,000
                                    -----------       -----------       -----------
Excess capital                      $ 6,808,000       $ 3,955,000       $ 2,657,000
                                    ===========       ===========       ===========

Regulatory capital ratio                   7.46%             7.46%            11.16%
Required capital ratio                     1.50%             4.00%             8.00%


      Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements, such as the funding of $1,822,000 in loan commitments as of September 30, 1998. The Bank maintains liquidity of at least 4% of net withdrawable assets. At September 30, 1998, its regulatory liquidity ratio was 11.29%.

Year 2000 Disclosure

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Successor's computer programs and those of third-party computer related providers may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruption of operations that could affect the ability of the Successor to operate effectively and service customers.

I.  THE SUCCESSOR'S STATE OF READINESS

The Successor is preparing for the year 2000 by testing and evaluating both its information technology (IT) and non-information technology systems. The Successor does not have any mission critical processes that are dependent on non-IT systems. The non-IT systems, such as the telephone system, are either currently compliant or are expected to be compliant in the fiscal year 1999. The IT systems used by the Successor have been or are being tested. The components of the IT systems being examined are: personal computers (hardware and software), data service bureau, and other service providers.

In 1998, a comprehensive project plan to address the Year 2000 issue as it relates to the Successor's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes phases of Awareness, Assessment, Renovation, Validation, and Implementation as defined by federal banking regulatory agencies. The Successor's project team consists of key members of the technology staff, representatives of functional business units, and senior management. The project team estimates that the Successor's Year 2000 readiness project is 60% complete and that activities involved in assessing external risks and operational issues are 70% complete overall. The following table provides a summary of the current status of the five phases involved in Year 2000 readiness and a projected timetable for completion.


     PROJECT PHASE      % COMPLETED      PROJECTED COMPLETION      COMMENTS
     -------------      -----------      --------------------      --------
     Awareness              100%                                   Completed
     Assessment             100%                                   Completed
     Renovation              75%            March 31, 1999
     Validation              50%            March 31, 1999
     Implementation          10%             June 30, 1999

</TABLE

An assessment of the impact of the Year 2000 issue on the Successor's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, the Successor has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

The Successor relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers were initiated in 1998 to assess the Year
2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored for any indication that they may not be able to address the problems in time. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion schedule for the first quarter of 1999.


Additionally, the Successor has implemented a plan to manage the potential risk imposed by the impact of the Year 2000 issue on its major customers. Formal communications have been initiated, and the assessment is scheduled to be significantly completed by December 31, 1998.

II.  THE COSTS TO ADDRESS THE SUCCESSOR'S YEAR 2000 ISSUES

The Successor has thus far primarily used and expects to continue to primarily use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Successor of those Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Successor estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $60,000 over the two year period from 1998 through 2000. Not included in this estimate is the cost to replace fully depreciated systems during this period, which occurs in the normal course of business and is not directly attributable to the Year 2000 issue.

The costs and the estimated timing in which the Successor plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Successor can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

III.  THE RISKS OF THE SUCCESSOR'S YEAR 2000 ISSUES

The Successor is substantially dependent upon the services of Intrieve, Incorporated of Cincinnati, Ohio. Intrieve is a provider of data processing services for financial institutions throughout the United States. Intrieve is concentrating on Year 2000 preparedness, including a recent migration to a new processing system upon which testing is currently being conducted. A proxy test was concluded in October 1998 with results soon to be released to client institutions for their review. The Successor continues to monitor the Intrieve efforts related to Year 2000 compliance due to the potential risk to the Successor in the failure of Intrieve to realize Year 2000 preparedness.

The Successor has established parameters and processes for management to identify material customers, evaluate their preparedness, assess their credit risk and implement controls to manage the risk arising from their failure to properly address Year 2000 technology issues. The Successor faces increased credit and liquidity risk when customers encounter Year 2000 related problems.
Customers that must be evaluated and monitored are those that, if adversely impacted by Year 2000 technology issues, represent a significant financial exposure to the Successor in terms of either credit loss or liquidity. The organizations that have been identified as material customers of the Successor will be monitored because of their reliance on technology for their successful business operations.

Failure of borrowers, or servicers to address Year 2000 problems may increase credit risk to the Successor through the inability of these parties to meet the terms of their contracts and make timely payments of principal and interest to the Successor. Liquidity risk may result if depositors, or lenders experience
Year 2000 related business disruption or operational failures and are unable to provide funds or fulfill funding commitments to the Successor.

IV.  THE SUCCESSOR'S CONTINGENCY PLAN

Realizing that some disruption may occur despite its best efforts, the Successor is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Successor expects to have the plan substantially documented by March 31, 1999.


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

              (iii) From June 22, 1998 through September 30, 1998, the Successor incurred the following expenses in connection with the issuance and distribution of the securities registered pursuant to the Registration Statement, none of which constituted direct or indirect payments to directors, officers or general partners of the Successor (other expenses represent a reasonable estimate of actual costs incurred):

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

              (v) From June 22, 1998 through September 30, 1998, the Successor has applied the following amounts of its net proceeds from the offering pursuant to the Registration Statement, none of which constituted direct or indirect payments to the Company's affiliates, 10 percent stockholders, directors, officers or general partners or their associates, direct or indirect payments to others, except for repayment of indebtedness to Steven R. Abel, Robert C. Reed and D. Warren
                    Robison (collectively, the "Founders"), each of whom is an officer and shareholder of the Successor:




     Construction of plant, building and facilities            $
     Purchase and installation of machinery and equipment
     Purchases of real estate
     Acquisitions of other business(es)                         10,367,915
     Repayment of indebtedness to the Founders                     346,000
     Working capital (Holding Company)                           2,848,750
     Contribution of Capital to the Bank                         2,500,000
     Temporary investments (specified below)                       137,335
     Other uses of at least $100,000 (specified below)

         Temporary investments consist of high quality, short term, liquid investments.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

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



Blue River Bancshares, Inc.



Date:    November 12, 1998           By  /s/ Bradley A. Long
         -----------------               -------------------------------
                                         Bradley A. Long, Vice President,
                                         Chief Financial Officer and Treasurer