Form 10KSB
period 1998-12-31
BLUE RIVER BANCSHARES INC
filed 1999-03-31
CIK 1055870

Form 10-KSB for Blue River Bancshares, Inc. filed on March 31, 1999



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-KSB

        [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

        [ ] Transition report under Section 13 or 15 (d) of The Securities Exchange Act of 1934 for the transition period from ______to _____


                         COMMISSION FILE NUMBER 0-24501

                            ------------------------

                          BLUE RIVER BANCSHARES, INC.
           ---------------------------------------------------------
                 (Name of small business issuer in its charter)

               Indiana                                      35-2016637
     ------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S.Employer
    incorporation or organization)                      Identification No.)


                29 E. Washington St., Shelbyville, Indiana 46176
              -------------------------------------------- -----
              (Address of principal executive offices)   (Zip Code)

                    Issuer's telephone number (317) 398-9721
                                               -------------

       Securities to be registered under Section 12 (b) of the Act: None.

          Securities to be registered under Section 12 (g) of the Act:

                          Common Stock, No Par Value
                ------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's net interest income for the six months ended December 31, 1998:
$2,004,000.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Issues Market of NASDAQ on February 26, 1999 was $10,796,373.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,490,870.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 1998). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1999 is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 1998 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes      No  X
                                                   ---     ---

Form 10-KSB Table of Contents

Part I                                                                      Page

     Item  1 - Description of Business.......................................  4

     Item  2 - Legal Proceedings............................................. 21

     Item  3 - Description of Properties..................................... 21

     Item  4 - Submission of Matters to a Vote of Security Holders........... 22

Part II

     Item  5 - Market for Common Equity and Related Stockholder Matters...... 22

     Item  6 - Management's Discussion and Analysis or Results of Operation
                   Results of Operation...................................... 23

     Item  7 - Financial Statements.......................................... 23

     Item  8 - Changes in and Disagreements with Accountants on Accounting and financial Disclosure.................................. 23

Part III

     Item  9 - Directors, Executive Officers, Promoters and Control Persons:
                   Compliance with Section 16(a) of the Exchange Act......... 23

     Item 10 - Executive Compensation........................................ 23

     Item 11 - Security Ownership of Certain Beneficial Owners and
                    Management............................................... 23

     Item 12 - Certain Relationships and Related Transactions................ 24

     Item 13 - Exhibits, Financial Statements Schedules and
                    Reports on Form 8-K...................................... 24

                                    Part I.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Blue River Bancshares, Inc. (the "Successor", "Company" or "Blue River") was organized on March 18, 1997 for the purpose of acquiring or forming a bank to be headquartered in Shelbyville, Indiana. On February 5, 1998, the Company entered into an Agreement of Affiliation and Merger (the "Merger Agreement") with Shelby County Bancorp ("SCB" or the "Predecessor") and Shelby County Savings Bank (the "Bank") pursuant to which the Company would acquire the Bank through the merger of SCB into the Company (the "Merger").

On June 26, 1998, the Successor completed a successful public offering of 1,500,000 new common shares at a price of $12 per share and acquired the Bank pursuant to the Merger Agreement.

In December 1998, the Bank announced its intention to expand into the Fort Wayne, Indiana market. These operations will be conducted as First Community Bank of Fort Wayne. The Bank has filed the necessary application with its primary banking regulator and expects to begin operations in the second quarter of 1999, subject to approval of the application.

All of the financial institutions in Shelby County, Indiana, except for the Bank, are affiliated either with large out-of-state holding companies or with medium-sized holding companies headquartered outside of Shelby County. The three largest financial institutions in Fort Wayne, Indiana have been acquired by other financial institutions headquartered outside of Fort Wayne, Indiana. Accordingly, management of the Company believes that a locally-managed bank located in Shelbyville and Fort Wayne can attract those customers who prefer to conduct business with a local institution that demonstrates an active interest in their business and personal financial affairs and can provide timely responses and personal attention by its executive officers. The Company intends for the Bank to continue to maintain a strong commitment to community banking.

At the closing of the Merger, the Bank's name changed to "Shelby County Bank." The Bank's offices are located in the Indiana cities of Shelbyville, Morristown and St. Paul in Shelby County. The retail strategy of the Bank is to offer, primarily in Shelby County and Allen County, a wide range of basic banking products and services that are reasonably priced and easily understood by the customer. The Bank's commercial strategy centers on small to medium-sized businesses.

The Company's business strategy is aimed at making the Bank's operations more like a commercial bank than a traditional thrift. In this regard, the Company's business strategy for the Bank includes the following:

       o Increase the volume of commercial lending. The Company has expanded the types of commercial products offered by the Bank to include commercial loans secured by equipment, inventory, accounts receivables and real estate and loans to individuals and organizations in the agricultural industry in the Bank's primary market area.

       o Establish a mortgage secondary market operation. The Company believes a secondary market operation will enhance fee income, improve asset/liability management and increase liquidity. The Company believes this will enable the Bank to improve net interest income and the Bank's interest rate sensitivity by selling a portion of the Bank's lower yielding fixed-rate mortgages and increasing the volume of adjustable rate and balloon mortgages and higher yielding shorter-term commercial and consumer loans.

       o Increase the volume of consumer lending. The Bank has begun purchasing indirect auto loans through a select group of dealers that are located in the Bank's primary market area and that are well-known to the management of the Company. The Bank is also "cross-selling" the Bank's consumer loan products, including home equity loans, to its existing mortgage and other customers.

       o Increase deposits. The Bank has expanded its mix of checking account products which are designed to meet the diverse needs of businesses and individuals and lower the cost of funding the loans made by the Bank.


Regulatory Matters at the Bank Prior to Acquisition

In April and May, 1998 and prior to the acquisition of the Bank by the Company, the Office of Thrift Supervision ("OTS") conducted a regularly scheduled examination of the Bank. Concurrently with this examination, the Company updated and expanded its own review of the portfolio with the assistance of Pyramid Business Consultants ("Pyramid"), a financial institutions consulting firm.

On May 6, 1998, the Bank received a letter from the OTS indicating that the former Board of Directors of the Bank had failed to establish systems necessary to prudently conduct commercial real estate and commercial lending and that such lending should cease until certain corrective action is taken and approval to resume commercial real estate and commercial lending has been obtained from the OTS. The OTS noted several supervisory concerns including loan documents which failed to clearly establish repayment terms, loans priced below market rates and extended maturities at fixed rates, failure to perform and document proper credit analysis and reliance on overstated collateral values. In connection with the OTS exam, the Bank made an additional provision to its allowance for loan losses reserve of $375,000 for the quarter ended March 31, 1998. This provision was consistent with the estimates of the Company. In compliance with the OTS letter, the Bank determined to cease all such lending while the transaction was pending and until approval to re-establish such lending was granted by the OTS.

The Company implemented a four-step strategy intended to facilitate removal of the restrictions on commercial real estate and commercial lending at the time of the closing of the Merger. First, the Company hired a Chief Credit Officer of the Bank with responsibilities for commercial lending in addition to the Bank's other lending activities. The Chief Credit Officer replaced the officer of the Bank who was responsible for commercial lending. In addition, all former Bank directors were replaced by the Company's directors. Second, the Company engaged Pyramid to conduct reviews of the commercial real estate and commercial loan portfolio. Third, the Company, in consultation with Pyramid, drafted and implemented a comprehensive loan policy for the Bank which specifically addresses the concerns expressed by the OTS. Fourth, the Company responded to the OTS with respect to the corrective action to be taken by the Company as a result of the OTS' most recent safety and soundness examination of the Bank.

On June 26, 1998 (the effective date of the Merger), the OTS lifted the restrictions on commercial real estate and commercial lending at the Bank. Following the Merger, the Bank, with the assistance of Pyramid, completed its comprehensive review of the commercial loan portfolio which resulted in certain credits being restructured, redocumented and recollateralized.

Environmental Matters Relating to St. Paul Property

In August 1993, the Bank discovered the presence of petroleum compounds in both the soil and groundwater underlying the property at the St. Paul branch of the Bank. A portion of the property was the site of a former gasoline station. The Bank engaged an environmental remediation firm to remove the "free product" (i.e., gasoline) which was floating on top of the water table at the St. Paul site. The cost of this clean-up work was approximately $10,000. On April 13, 1995, the Bank sold a portion of the St. Paul property to a resident of St. Paul, Indiana for nominal consideration. The Bank apprised the buyer of the environmental matters relating to the real estate sold, and the buyer released and indemnified the Bank from all future liability connected with environmental conditions on this property. There can be no assurance that a third party will not make a claim against the Bank with respect to the contamination on or originating from this portion of the St. Paul property or that if such a claim were made that the indemnification of the Bank by the buyer of the property would be sufficient to reimburse the Bank for any damages relating to such claim.

With respect to the portion of the St. Paul property still owned by the Bank, in early 1996, the Bank discovered the presence of diesel or fuel oil and gasoline constituents in the groundwater. In early 1997, a heating oil storage tank was removed from the ground and the area was remediated by excavating the soil surrounding the location of the tank and replacing it with granular fill material. The tank removal and remediation was performed by an environmental remediation firm engaged by the Bank.

Prior to the acquisition, the Bank agreed with the Company in April, 1998 to begin the process of submitting the St. Paul branch location into Indiana's Voluntary Remediation Program (the "VRP"). Again, the Bank engaged an environmental consultant to assist it in this process. After performing preliminary testing, the consultant informed the Bank that remediation would be necessary to remove diesel or fuel oil and gasoline constituents in the groundwater. The consultant estimated the remediation and costs associated with the VRP to be $157,920 plus any costs incurred by the Indiana Department of Environmental Management ("IDEM") which were believed to be immaterial. The Bank charged to expense approximately $150,000 in its income statement for the period ended March 31, 1998.

The Bank is in the process of applying to IDEM to enter the site in the VRP. In contemplation of entering the VRP the Bank's environmental consultant, during the Summer of 1998 and following the Merger, performed additional testing on the portion of the St. Paul property still owned by the Bank. These tests confirmed the presence of diesel or fuel oil and gasoline constituents in the groundwater. The Bank intends to remediate the discovered contamination prior to entering the VRP. Assuming successful completion of the VRP, as the program currently exists, is interpreted and is applied, which may include further remediation of the site, IDEM will issue a Certificate of Completion (which is recorded) and the Governor of the State of Indiana will issue a Covenant Not to Sue.

Additionally, IDEM and the U.S. Environmental Protection Agency ("EPA") have a Memorandum of Agreement that provides in substance that once a Certificate of Completion has been issued by IDEM, unless the site poses an immediate and substantial threat to human health and the environment, EPA will not plan or anticipate any federal action under the Superfund law. Based upon the extent of the contamination found during the Summer of 1998, the Bank's environmental consultant revised its estimate for completion of the project. On November 17, 1998 the Bank's environmental consultant estimated that the total cost for completion of the VRP, including the remediation prior to entering the VRP, is $238,000 plus any costs incurred by IDEM which are believed to be immaterial. The additional cost associated with the VRP have been added to the Company's goodwill resulting from the Merger and will be amortized over a 15 year period. There can be no assurance that the Bank will successfully complete the VRP or that the cost relating to the VRP will not exceed $238,000 plus any costs incurred by IDEM which are believed to be immaterial. Even if the Bank successfully completes the VRP, there can be no assurance that a non-governmental entity or person will not make a claim against the Bank with respect to the environmental matters relating to the St. Paul property.

Market Area

Shelby County is in the top one-third out of 92 counties in the State of Indiana in terms of personal income and population growth from 1990 through 1995 based on estimates of the Ball State University's Bureau of Business Research. The Bank's primary service area is Shelby County which is located approximately 25 miles southeast of Indianapolis, Indiana. Management of the Company believes that this community has an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, services and retail. The Company intends for the Bank to market extensively to companies in the Shelby County area with annual sales of up to $2.0 million. The Shelby County Chamber of Commerce has indicated that approximately 990 of the estimated 1,100 companies in Shelby County have annual sales of $2.0 million or less. As of December 31, 1998, the preliminary unemployment rate for Shelby County was 3.2%, compared with the statewide average for 1998 of approximately 3.1%, according to the Bureau of Labor Statistics.

The Fort Wayne Bank's primary service area will be Allen County, Indiana, including Fort Wayne and its suburbs. Fort Wayne, Indiana is within a 250-mile radius of 17% of the total United States population. Allen County covers 659 square miles and ranks second in population out of Indiana's 93 counties. As of July 1998, Allen County had approximately 10,300 businesses and an unemployment rate of approximately 3.0%. This community has an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, services and retail.

Allen County is a significant banking market in Indiana. Total deposits in Allen County, including banks, thrifts and credit unions, were approximately $4.8 billion as of June 30, 1998, the latest date for which data are available.

The Company's address is 29 East Washington Street, P.O. Box 927, Shelbyville, Indiana 46176 and its telephone number is (317) 398-9721.

Service Corporation Subsidiary

OTS regulations permit federal savings associations to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. FIRREA requires a savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, to give the Federal Deposit Insurance Corporation ("FDIC") and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund (the "SAIF"). Moreover, FIRREA requires savings associations to deduct from capital, for purposes of meeting the core capital, tangible capital, and risk-based capital requirements, their entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

The Bank wholly owns two subsidiaries. First Tier One Corporation, an Indiana corporation, holds common stock issued by Intrieve, Inc., the Bank's data processing provider. Through March 1994, it offered tax-deferred annuity products. The Shelby Group, Inc., an Indiana Corporation ("TSGI"), offered a full line of insurance products, including health, life, auto and medical insurance. The Bank ceased the operations of TSGI as of November 1, 1996.

Employees

As of December 31, 1998, the Bank employed 39 persons on a full-time basis and 7 persons on a part-time basis and the Company employed 6 persons on a part-time basis and 0 persons on a full-time basis. None of the Bank's employees are represented by a collective bargaining group.

Management of the Bank considers its employee relations to be good.

Competition

The Company and the Bank face strong competition for deposits, loans and other financial services from numerous Indiana and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial services providers with which the Bank competes are not subject to the same degree of regulation as the Bank. Many of the financial institutions aggressively compete for business in the Bank's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than the Bank, and are larger and will be able to offer certain services that the Bank does not expect to provide in the foreseeable future, including home electronic banking services and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank.

Taxation

Federal Taxation. The Company and the Bank will file a consolidated federal income tax return on the accrual basis for each calendar year ending December
31. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Company generally would not be taken into account in determining the bad debt deduction allowed to the Bank, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction. The Bank's federal income tax returns have not been audited in the last five years.

Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) excess dividends are paid out by the Bank.

Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. A savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences (although not to post-August 7, 1986 tax-exempt interest) can be credited against regular tax due in later years.

On August 20, 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of this act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the Code The provision requires thrifts to recapture any reserves accumulated after 1987 but generally forgives taxes owed. Thrift institutions have been given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and are permitted to delay the timing of this recapture for one or two years subject to whether they meet certain residential loan test requirements.

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 1998, approximately $1.1 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.

State Taxation. The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

The Bank's state income tax returns have not been audited in the last five years.

Current Accounting Issues

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect of the new standard if any, on the financial statements.

The acquisition of SCB and the Bank by the Company was accounted for by using the purchase method of accounting. Under the purchase method of accounting, all of the assets and liabilities of SCB and the Bank acquired by the Company will be adjusted to their estimated fair market value as of the acquisition date, and the resultant discounts and premiums will be accreted into or amortized against income over the expected economic lives of the related assets and liabilities. The purchase price for the Predecessor and the Bank will exceed the net fair value of the assets acquired and the liabilities assumed in the acquisition of SCB and the Bank by at least $3.2 million. The difference will be recorded as goodwill on the Company's consolidated financial statements and will be amortized against income over fifteen years using the straight-line method.

Year 2000 Compliance

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Bank's computer programs and those of third-party computer related providers may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruption of operations that could affect the ability of the Bank to operate effectively and service customers.

I.       THE BANK'S STATE OF READINESS

The Bank is preparing for the year 2000 by testing and evaluating both its information technology (IT) and non-information technology systems. The Bank does not have any mission critical processes that are dependent on non-IT systems. The non-IT systems, such as the telephone system, are either currently compliant or are expected to be compliant in the fiscal year 1999. The IT systems used by the Bank have been or are being tested. The components of the IT systems being examined are: personal computers (hardware and software), data service bureau, and other service providers.

In 1998, a comprehensive project plan to address the Year 2000 issue as it relates to the Bank's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes phases of Awareness, Assessment, Renovation, Validation, and Implementation as defined by federal banking regulatory agencies. The Bank's project team consists of key members of the technology staff, representatives of functional business units, and senior management. The project team estimates that the Bank's Year 2000 readiness project is 75% complete and that activities involved in assessing external risks and operational issues are 90% complete overall. The following table provides a summary of the current status of the five phases involved in Year 2000 readiness and a projected timetable for completion as of December 31, 1998:

                                     PERCENTAGE   PROJECTED
               PROJECT PHASE         COMPLETED    COMPLETION       COMMENTS
               -------------         ----------   ----------       --------
               Awareness               100%                        Completed
               Assessment              100%                        Completed
               Renovation               90%       March 31, 1999
               Validation               75%       March 31, 1999
               Implementation           50%       June 30, 1999

An assessment of the impact of the Year 2000 issue on the Bank's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, the Bank has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

The Bank relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers were initiated in 1998 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored for any indication that they may not be able to address the problems in time. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion schedule for the first quarter of 1999.

Additionally, the Bank has implemented a plan to manage the potential risk imposed by the impact of the Year 2000 issue on its major customers. Formal communications were initiated, and the assessment was significantly completed by December 31, 1998.

II.      THE COSTS TO ADDRESS THE BANK'S YEAR 2000 ISSUES

The Bank has thus far primarily used and expects to continue to primarily use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Bank of those Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Bank estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $60,000 over the eighteen month period from 1998 through 2000. Not included in this estimate is the cost to replace fully depreciated systems during this period, which occurs in the normal course of business and is not directly attributable to the Year 2000 issue.

The costs and the estimated timing in which the Bank plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Bank can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

III.     THE RISKS OF THE BANK'S YEAR 2000 ISSUES

The Bank is substantially dependent upon the services of Intrieve, Incorporated of Cincinnati, Ohio. Intrieve is a provider of data processing services for financial institutions throughout the United States. Intrieve is concentrating on Year 2000 preparedness, including a recent migration to a new processing system upon which testing is currently being conducted. A proxy test was concluded in October 1998 with results soon to be released to client institutions for their review. The Bank continues to monitor the Intrieve efforts related to Year 2000 compliance due to the potential risk to the Bank in the failure of Intrieve to realize Year 2000 preparedness.

The Bank has established parameters and processes for management to identify material customers, evaluate their preparedness, assess their credit risk and implement controls to manage the risk arising from their failure to properly address Year 2000 technology issues. The Bank faces increased credit and liquidity risk when customers encounter Year 2000 related problems. Customers that must be evaluated and monitored are those that, if adversely impacted by Year 2000 technology issues, represent a significant financial exposure to the Bank in terms of either credit loss or liquidity. The organizations that have been identified as material customers of the Bank will be monitored because of their reliance on technology for their successful business operations.

Failure of borrowers, or servicers to address Year 2000 problems may increase credit risk to the Bank through the inability of these parties to meet the terms of their contracts and make timely payments of principal and interest to the Bank. Liquidity risk may result if depositors, or lenders experience Year 2000 related business disruption or operational failures and are unable to provide funds or fulfill funding commitments to the Bank.

IV.      THE BANK'S CONTINGENCY PLAN

Realizing that some disruption may occur despite its best efforts, the Bank is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Bank expects to have the plan substantially documented by March 31, 1999.

                           SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, Federal Board of Govenors of The Federal Reserve Bank (the "Federal Reserve"), the OTS, the Federal Deposit Insurance Corporation (the "FDIC"), the Indiana Department of Financial Institution (the "Department"), the Securities and Exchange Commission (the "Commission"), the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Bank or the Company.

Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvements Act (the "FDICIA") and regulations promulgated thereunder, establish supervisory standards applicable to the operation, management and lending activities of the Bank, including internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and loan-to-value ratios for loans secured by real property. The Bank will continue to comply with these requirements, and in some cases may apply more restrictive standards.

The following references to statutes and regulations are intended to summarize material effects of certain government regulation on the business of the Company and the Bank. Any change in government regulation may have a material adverse effect on the Company, the Bank and their operations.

Regulation of the Company under HOLA

As the holding company for the Bank, the Company is regulated as a "non-diversified savings and loan holding company" within the meaning of Home Owners Loan Act (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company.

In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA will restrict the ability of a director or officer of the Company, or any person who owns more than 25% of the Company's common stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

OTS regulations generally do not restrict the permissible business activities of a unitary savings and loan holding company.

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the Federal Home Loan Bank (the "FHLB") also apply.) At December 31, 1998, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

If the Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Department. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Department.

No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Regulation of the Bank

As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank's semi-annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $10,000.

The activities of the Bank are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act, as amended (the "FDI Act"). The Director of the OTS is authorized to promulgate regulations to ensure the safe and sound operation of savings associations and may impose various requirements and restrictions on the activities of savings associations.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis. The FHLB System consists of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board, an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1998, the Bank's investment in stock of the FHLB of Indianapolis was $1,357,800. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the period from July 1, 1998 to December 31, 1998, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $57,000 for an annual rate of 8.0%.

Savings Association Regulatory Capital. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0 to 100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1998, the Bank was in compliance with all capital requirements imposed by law.


The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework.

The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1998:


                                             Tangible    Core    Total Risk
              (Dollars in thousands)         Capital    Capital     Based
                                             --------   -------  -----------
              Regulatory capital............   $9355      $9355     $10105
              Minimum capital requirement...    1902       3804       6738
              Excess capital................   $7453      $5551      $3367
                                               =====      =====      =====
              Regulatory capital ratio......     7.4%       7.4%      12.0%
              Minimum capital ratio.........     1.5%       3.0%       8.0%

If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Dividend Limitations. An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1 Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 Institution or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated CAMELS 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

Liquidity. For each calendar quarter, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The OTS recently reduced the level of liquid assets that must be held by a savings association from 5% to 4% of the associations' net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the associations's fiscal year. The OTS may impose monetary penalties upon savings associations that fail to comply with those liquidity requirements. The OTS eliminated the requirement that each savings association maintain an average daily balance of short-term liquid assets of 1% of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. The daily average liquidity as reported to the OTS for December, 1998 was 20.2% which exceeded the then-applicable 5% liquidity requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Real Estate Lending Standards. OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower. The Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1998, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Qualified Thrift Lender. Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1998, the Bank was in compliance with its QTL requirement, with approximately 89.8% of its assets invested in QTIs.

A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and
(iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Branching. The rules of the OTS on branching by federally-chartered savings associations permit nationwide branching to the extent allowed by federal statute. This permits federal savings associations with interstate networks to diversify their loan portfolio and lines of business. The OTS authority pre-empts any state law purporting to regulate branching by federal savings associations.

Insurance of Deposits. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries.

The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense of $332,000 ($200,000 after tax) during the three-month period ending September 30, 1996, and the Bank paid this assessment in November 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. On August 30, 1998, the Bank's annual deposit insurance premium was increased to .10% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal depository institution regulators are required to take certain mandatory supervisory actions, and may take certain discretionary supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. In addition, subject to a narrow exception, FDICIA generally requires the federal depository institution regulators to appoint a receiver or conservator for an institution that is critically undercapitalized.

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. As of the last regulatory examination, April 30, 1998, the Predecessor was considered to be "adequately capitalized". The level of capital at December 31, 1998, is such that the Bank is considered "well capitalized". The Bank was not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure.

Subject to certain exceptions, these capital ratios are generally determined on the basis of Call Reports submitted by each depository institution and the reports of examination by each institution's appropriate federal depository institution regulatory agency.

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan (which must include a holding company guarantee of performance); placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the holding company to divest certain subsidiaries including the institution; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver or conservator for the institution.

In general, a depository institution may be reclassified to a lower category than is indicated by its capital position if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act ("FRA") on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries, and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. These restrictions limit the aggregate amount of transactions with any individual affiliate to 10% of the Bank's capital and surplus, limit the aggregate amount of transactions with all affiliates to 20% of the Bank's capital and surplus, require that loans and certain other extensions of credit be secured by collateral in certain specified amounts and types, generally prohibit the purchase of low quality assets from affiliates and generally require that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities.

Also, the FRA prescribes certain limitations and reporting requirements on extensions of credit by the Bank to its directors and executive officers, to directors and executive officers of the Company and its subsidiaries, to principal shareholders of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. Among other things, the FRA, and the regulations thereunder, require such loans to be made on substantially the same terms as those offered to unaffiliated individuals, place limits on the amount of loans the Bank may extend to such individuals and require certain approval procedures to be followed. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC pursuant to FDICIA limit the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FDICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.

Community Reinvestment Act Matters. Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating (outstanding, satisfactory, needs to improve, and substantial noncompliance) and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated the Bank's record of meeting community credit needs as satisfactory.

Safety and Soundness Standards. On July 10, 1995, the FDIC, the OTS, the Federal Reserve and the Office of the Comptroller of the Currency published final guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines, which took effect on August 9, 1995, establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits, and specifically prohibit, as an unsafe and unsound practice, excessive compensation that could lead to a material loss to an institution. The federal banking agencies also adopted asset quality and earnings standards that were added to the safety and soundness guidelines effective October 1, 1996. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

Consumer Banking. The Bank's business will include making a variety of types of loans to individuals. In making these loans, the Bank will be subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. See "Supervision and Regulation -- Regulatory Developments." In receiving deposits, the Bank will be subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act and the FDI Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.


Regulatory Developments

In 1994, the Congress enacted two major pieces of banking legislation, the Riegle Community Direction Act (the "Riegle Act") and the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Riegle-Neal Act"). The Riegle Act addressed such varied issues as the promotion of economic revitalization of defined urban and rural "qualified distressed communities" through special purpose "Community Development Financial Institutions," the expansion of consumer protection with respect to certain loans secured by a consumer's home and reverse mortgages and reductions in compliance burdens regarding Currency Transaction Reports, in addition to reform of the National Flood Insurance Program, the promotion of a secondary market for small business loans and leases and mandating specific changes to reduce regulatory impositions on depository institutions and holding companies.

The Riegle-Neal Act substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

Effective March 14, 1996, Indiana "opted in" to the interstate branching provisions of the Riegle-Neal Act. The Indiana legislation authorizes, subject to certain approval and other requirements, Indiana-chartered banks to establish branches in states other than Indiana and out-of-state banks to establish branches in Indiana. Indiana and out-of-state banks are authorized to establish branches either by acquisition or de novo.

FDIC regulations, which became effective April 1, 1996, impose certain limitations (and in certain cases, prohibitions) on (i) "golden parachute" severance payments by troubled depository institutions, their subsidiaries and affiliated holding companies to institution-affiliated parties (primarily directors, officers, employees or principal shareholders of the institution), and (ii) indemnification payments by a depository institution, their subsidiaries and affiliated holding companies, regardless of financial condition, to institution-affiliated parties. The FDIC regulations impose limitations on indemnification payments which could restrict, in certain circumstances, payments by the Company or the Bank to their respective directors or officers otherwise permitted under Indiana state law.

The FDIC includes, in its evaluations of a bank's capital adequacy, an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. On June 26, 1996, the FDIC, along with the Office of the Comptroller of the Currency and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

In August, 1996, the Federal Reserve and the FDIC issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of the new regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure.

The new regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes.

The new regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 Problem has been issued by the Federal Institutions Examination Council, whose members include the OTS, the FDIC and the Federal Reserve Board. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution. The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers. Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires. The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

Additional legislation and administrative actions affecting the banking industry are being considered and in the future may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and the Bank in particular would be affected thereby.


ITEM 2.  LEGAL PROCEEDINGS

Neither the Company, the Bank, nor the Bank's service corporation subsidiaries is a party to any material pending legal proceeding.


ITEM 3.  DESCRIPTION OF PROPERTIES

At December 31, 1998, the Bank conducted its business from its main office at 29 East Washington Street, Shelbyville, Indiana, and three branch offices. All four offices are full-service offices. The Main Office in Shelbyville, the Rampart Office in Shelbyville and the St. Paul Office are either owned by the Bank or the Company and the Morristown Office is leased.

The following table provides certain information with respect to the Bank's offices as of December 31, 1998:

                                                        Net Book Value        Approximate
                                     Year Opened         of Property,            Square
     Description and Address         or Acquired      Furniture & Fixtures       Footage
     -----------------------         -----------      --------------------    ------------
    Shelbyville Main Office
      29 East Washington Street         1975            $     935,862             15,000
    Shelbyville Rampart Office
      34 Rampart Street                 1995            $     854,884              3,000
    Morristown Office
      127 East Main Street              1995            $      47,901              1,800
    St.  Paul Office
      105 County Line Road              1989            $      27,566              1,476

In the opinion of management, the Bank's properties are adequately covered by insurance.

The Bank has two ATMs, one of which is located at its main office and the other which is located at its Rampart office. The Bank's ATMs are on the INTRIEVE INC. interchange system and participate in the nationwide CIRRUS ATM network.

The Bank owns computer and data processing equipment which is used for transaction processing, accounting, financial forecasting, and loan document preparation. The net book value of electronic data processing equipment owned by the Bank was $127,434 at December 31, 1998.

The Bank also has contracted for the data processing and reporting services of Intrieve. The Bank's service corporation subsidiary owns common stock of Intrieve having a book value of $15,000. The cost of these data processing services is approximately $18,000 per month.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 1998.


                                    Part II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

In conjunction with a public offering of common stock completed in the second quarter of 1998, Blue River obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI."

At December 31, 1998, there were 1,490,870 shares of Blue River common stock outstanding.

The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                SALE PRICE PER SHARE
               -----------------------

                                     1998
                                    -------
       Quarter                   High       Low
       ------                    ----       ---
    Second Quarter.............. 12.250     11.375

    Third Quarter............... 11.875      8.000

    Fourth Quarter.............. 10.000      6.875

Blue River did not declare any dividend on its shares of common stock during 1998. Future dividend payments by Blue River are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION

         Pages 27 through 46, inclusive, of Blue River's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in regard to this item.

ITEM 7.  FINANCIAL STATEMENTS

         Pages 47 through 74, inclusive, of Blue River's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference in regard to this item.


ITEM 8.  CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

         None.




                                   Part III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14A of The Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1998

ITEM 10. EXECUTIVE COMPENSATION

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14A of The Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1998

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14A of The Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1998

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14A of The Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 1998

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following Exhibits are being filed as part of this Registration
        Statement:

        3(i)*      Articles of Incorporation

        3(ii)      By-Laws

        10.01** Amended and restated Employment Agreement dated August 11, 1997 between Registrant and Robert C. Reed

        10.02**    Registrant's 1998 Directors' Stock Option Plan

        10.03**    Registrant's 1998 Key Employees' Stock Option Plan

        10.04*** Termination Agreement dated February 5, 1998 between Registrant, the Bank and Rodney L Meyerholtz

        13 The Annual Report to Shareholders of the Company for the year ended December 31, 1998 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

        21         Subsidiaries of the Registrant

        27         Financial Data Schedule

* Incorporated by reference to Registrant's Amendment No. 3 to the Registration Statement on Form SB-2, File No. 333-48269 filed June 22, 1998.

** Incorporated by reference to Registrant's Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-48269 filed June 8, 1998

*** Incorporated by reference to Registrant's Registration Statement on Form SB-2, File No. 333-48269 filed March 19, 1998

(b) On December 29, 1998 the Company filed Form 8-K report the Bank's intention to begin banking operations in Fort Wayne, Indiana through First Community Bank of Fort Wayne.

                                  SIGNATURES

In accordance with Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf of the undersigned, there unto duly authorized.



                                      Blue River Bancshares, Inc.
                                      (Registrant)

Date:      March 30, 1999             By:     /s/ Robert C. Reed
                                      -------------------------------------
                                      Robert C. Reed
                                      President & Chief Executive Officer

Date:      March 30, 1999             By:     /s/ Stephen R. Cartwright
                                      -------------------------------------
                                      Stephen R. Cartwright
                                      Vice President & Chief Credit Officer

Date:      March 30, 1999             By:     /s/ Bradley A. Long
                                      -------------------------------------
                                      Bradley A. Long
                                      Vice President & Treasurer

Date:      March 30, 1999             By:     /s/ Steven R. Abel
                                      -------------------------------------
                                      Steven R. Abel
                                      Chairman of the Board, Director

Date:      March 30, 1999             By:     /s/ D. Warren Robison
                                      -------------------------------------
                                      D. Warren Robison
                                      Senior Vice President & Secretary,
                                      Director

Date:      March 30, 1999             By:     /s/ Wendell L. Bernard
                                      -------------------------------------
                                      Wendell L. Bernard
                                      Director

Date:      March 30, 1999             By:     /s/ Ralph W. Van Natta
                                      -------------------------------------
                                      Ralph W. Van Natta
                                      Director