Form 10QSB
period 1999-03-31
BLUE RIVER BANCSHARES INC
filed 1999-05-17
CIK 1055870

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20552

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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

As of March 31, 1999, there were 1,490,870 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.

(Check one):
                                        Yes            No  X
                                            ---           ---

                  BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                    INDEX
                                    -----


                                                                          Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION:

Item 1.  Financial Statements:

           Consolidated Statement of Financial Condition (Unaudited)
             as of March 31, 1999 of the Successor                           3

           Consolidated Statements of Earnings (Unaudited) for the
             three month periods ended March 31, 1999 of the
             Successor and 1998 of the Predecessor                           4

           Consolidated Statements of Cash Flows (Unaudited) for the
             three month periods ended March 31, 1999 of the
             Successor and 1998 of the Predecessor                           5

           Notes to Consolidated Financial Statements (Unaudited)          6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   9-15

PART II.   OTHER INFORMATION:                                            16-17

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                              18

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
AS OF MARCH 31, 1999
------------------------------------------------------------------------------

ASSETS                                                                       SUCCESSOR
                                                                          --------------
Cash and due from banks                                                   $   5,239,643
Interest-bearing deposits with banks                                          1,754,469
Securities available for sale                                                20,312,040
Securities held-to-maturity                                                     410,052
Loans receivable, net                                                        91,289,800
Accrued interest receivable                                                     808,588
FHLB stock of Indianapolis                                                    1,357,800
Prepaid expenses and other assets                                             1,632,570
Premises and equipment, net                                                   2,116,524
Goodwill, net                                                                 3,047,814
                                                                          -------------
TOTAL ASSETS                                                              $ 127,969,300
                                                                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $  90,099,413
  FHLB advances and other borrowings                                         20,000,000
  Accrued expenses and other liabilities                                      1,344,065
  Accrued interest payable                                                      244,030
                                                                          -------------
            Total liabilities                                               111,687,508
                                                                          -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, without par value: 1,490,870 shares
    issued and outstanding                                                   16,224,560
  Accumulated deficit                                                           (25,758)
  Unrealized gain on available for sale securities                               82,990
                                                                          -------------
            Total shareholders' equity                                       16,281,792
                                                                          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 127,969,300
                                                                          =============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------

                                                                  SUCCESSOR       PREDECESSOR
                                                                 -----------     -------------
                                                                    1999              1998
INTEREST INCOME:
  Loans receivable                                              $ 1,827,192       $ 1,709,583
  Securities                                                        258,466           109,875
  Interest-bearing deposits                                         103,890            35,022
  Dividends from FHLB                                                26,784            18,152
                                                                -----------       -----------
            Total interest income                                 2,216,332         1,872,632
                                                                -----------       -----------

INTEREST EXPENSE:
  Interest expense on deposits                                      939,051           849,635
  Interest expense on FHLB advances and other borrowings            294,646           251,785
                                                                -----------       -----------
            Total interest expense                                1,233,697         1,101,420
                                                                -----------       -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                            982,635           771,212

PROVISION FOR LOAN LOSSES                                           (45,000)         (405,000)
                                                                -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                            937,635           366,212
                                                                -----------       -----------

NON-INTEREST INCOME:
  Service charges and fees                                           59,629            60,546
  Gain on sale of available-for-sale securities                     157,252            17,271
  Other                                                              33,154            40,320
                                                                -----------       -----------
            Total non-interest income                               250,035           118,137
                                                                -----------       -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    394,624           240,461
  Premises and equipment                                            119,611            63,551
  Federal deposit insurance                                          60,508            33,392
  Data processing                                                    85,992            69,141
  Advertising & promotion                                            32,761            27,114
  Bank fees and charges                                              18,366            12,576
  Professional fees                                                  91,135            82,542
  Stationery, supplies & printing                                    28,296            10,935
  Environmental charges                                                   0           145,780
  Other                                                              92,837            83,096
  Goodwill amortization                                              46,768                 0
                                                                -----------       -----------
            Total non-interest expense                              970,898           768,588
                                                                -----------       -----------

EARNINGS BEFORE INCOME TAX EXPENSE                                  216,772          (284,239)

INCOME TAX EXPENSE                                                  111,927          (112,039)
                                                                -----------       -----------

NET EARNINGS                                                    $   104,845       $  (172,200)
                                                                ===========       ===========

BASIC EARNINGS PER SHARE                                        $      0.07               N/A

DILUTIVE EARNINGS PER SHARE                                     $      0.07               N/A

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                   SUCCESSOR       PREDECESSOR
                                                                  ------------     ------------
                                                                      1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                            $    104,845     $   (172,200)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                    40,384           39,322
      Net deferred loan fees                                           (8,546)         (13,999)
      Gain on sale of securities available for sale                   157,252           13,569
      Provision for loan losses                                        45,000          405,000
  Changes in assets and liabilities:
      Accrued interest receivable                                     (43,990)          45,030
      Other assets                                                   (556,643)        (236,617)
      Other liabilities                                                68,116          100,026
                                                                -------------     ------------
  Net cash provided by (used in) operating activities                (193,582)         180,131
                                                                -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal repayments                   (5,015,374)      (6,487,252)
  Principal maturities collected on securities                      1,224,045          114,732
  Investment in FHLB stock                                                  0          (78,700)
  Capital expenditures                                               (209,534)         (22,910)
  Proceeds from sale of securities available for sale               1,050,178        3,380,483
  Purchase of securities available for sale                        (1,508,356)      (3,313,935)
                                                                -------------     ------------
            Net cash used in investing activities                  (4,459,041)      (6,407,582)
                                                                -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  FHLB advances and other borrowings                                        0        1,575,000
  Payment of FHLB advances and other borrowings                    (6,500,000)          (3,391)
  Net change in deposits                                              262,313         (250,326)
  Payment to former shareholders of Shelby County Bancorp              18,725                0
  Cash dividends paid                                                       0          (21,994)
                                                                -------------     ------------
            Net cash provided by (used in) financing activities    (6,218,962)       1,299,289
                                                                -------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (10,871,585)      (4,928,162)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     17,865,697        5,667,588
                                                                -------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  6,994,112        $ 739,426
                                                                =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  $  1,178,689     $    838,194
  Income taxes paid                                              $     50,000     $    265,000
  Loans transferred to real estate owned                         $      6,915     $     36,727



See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
------------------------------------------------------------------------------

1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Successor"), Shelby County Bancorp (the "Predecessor") and its wholly-owned subsidiary Shelby County Bank (formerly, Shelby County Savings Bank, FSB - the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Successor included in the December 31, 1998 Annual Report to Shareholders.

      The accompanying consolidated interim financial statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

      Stock Option Plan - The Successor has adopted separate stock option plans for Directors and for key employees. Under the option plans, options for the purchase of 150,000 shares of Common Stock may be granted. Options for 105,000 shares at an option price of $12 per share have been granted and remain unexercised under the plans as of March 31, 1999.

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

      The consideration given and the assets acquired and liabilities assumed were comprised of the following:

          Cash                                                                       $ 10,626,000
          Acquisition costs                                                               202,934
                                                                                     ------------
          Total purchase price                                                       $ 10,828,934
                                                                                     ============

          Net cost of acquisition                                                    $ 10,828,934
          Less Shelby County Bancorp, Inc. shareholders' equity at June 26, 1998       (7,828,531)
                                                                                     ------------
          Excess consideration over book value                                          3,000,403
                                                                                     ------------
          Adjustments to reflect fair value:
            Investment securities held to maturity                                         14,406
            Loans                                                                         554,374
            Deposits                                                                     (737,602)
            Other liabilities                                                            (421,407)
            Other assets                                                                   28,082
            Tax effect of above adjustments                                               395,859
                                                                                     ------------
          Total fair value adjustments                                                   (166,288)
                                                                                     ------------
          Total goodwill                                                             $  3,166,691
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

4.    NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES (SUCCESSOR)

      In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts presented within those statements for the successor's three month period ended March 31, 1999; and the predecessor's three month period ended March 31, 1998 are as follows:

                                                             Successor             Predecessor
                                                        --------------------    ------------------
                                                            Period from            Period from
                                                           January 1, 1999       January 1, 1998
                                                               through               through
                                                            March 31, 1999        March 31, 1998
Other comprehensive income before tax:

  Net unrealized holding gains/(losses)                         $(337,458)          $ 100,981
  Less: reclassification adjustment for
    gains realized in net income                                 (157,252)            (13,569)
                                                               ----------           ---------

  Other comprehensive income/(loss) before tax                   (494,710)             87,412
  Income tax expense/(benefit) related to items of
    other comprehensive income                                   (197,884)             34,965
                                                               ----------           ---------

  Other comprehensive income/(loss), net of tax                $(296,826)           $  52,447
                                                               ==========           =========

      New Accounting Pronouncements - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect, if any, of the new standard on the consolidated financial statements.

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

      FINANCIAL CONDITION:
      --------------------

      The merger was accounted for by the purchase method of accounting. Accordingly, the fair value of the assets acquired and liabilities assumed have been adjusted in accordance with APB 16, "Business Combinations" as noted in footnote 3 on pages 6 and 7. Therefore, the changes in financial condition described below include purchase accounting adjustments recorded by the Successor.

      Total assets at March 31, 1999, were $127,969,000, an increase of $29,504,000 from total assets of $98,465,000 at March 31, 1998. Investment securities at March 31, 1999 were $20,722,000, an increase of $11,888,000 from $8,834,000 at March 31, 1998. The Bank's investment portfolio is used to manage the liquidity and interest rate sensitivity of the balance sheet. The Bank's current investment strategy also includes acquiring securities with favorable risk-based capital treatment to continue to enhance the capital adequacy of the institution. Total net loans receivable increased from $84,758,000 at March 31, 1998 to $91,290,000 at March 31, 1999. Residential mortgages at March 31, 1999 were $51,467,000, a decrease of $1,529,000 from $52,996,000 at March 31, 1998. This reduction results from increased brokering activities related to fixed rate mortgage loans, enabling the Bank to reduce its interest rate sensitivity. Commercial loans secured with real estate were $23,497,000 at March 31, 1999 compared to $18,291,000 at March 31, 1998. Commercial loans increased $1,371,000 to $7,451,000 at March 31, 1999. Consumer and home equity loans increased $1,429,000 to $9,651,000 at March 31, 1999. This shift in loan mix is being strategically pursued to continue to enhance net interest margin while reducing the interest rate sensitivity inherent in fixed rate residential mortgages.

                                               (SUCCESSOR)        (PREDECESSOR)
                                                 MARCH 31,           MARCH 31,
                                                   1999                1998

Residential mortgages                          $ 51,474,954       $ 52,995,931
Commercial loans secured by real estate          23,497,267         18,291,367
Commercial, agriculture                           7,451,592          6,080,099
Consumer loans                                    7,567,523          6,848,327
Home equity loans                                 2,083,879          1,373,604
  Less allowance for Loan Losses                   (785,415)          (831,139)
                                               ------------       ------------
Total Net Loans                                $ 91,289,800       $ 84,758,189
                                               ============       ============

      Total liabilities at March 31, 1999 were $111,688,000, an increase of $20,750,000 compared to $91,118,000 at March 31, 1998. Deposits at March 31, 1999 were $90,099,000 compared to $70,533,000 at March 31, 1998.
      Transaction accounts, including Savings, NOW, and Money Market accounts resulted in $7,045,000 of the $19,566,000 increase in total deposits for the comparative periods.

      Shareholders' equity at March 31, 1999 was $16,282,000, an increase of $8,936,000 over March 31, 1998. This increase is primarily due to the capital raised in the initial public offering by Blue River Bancshares in June of 1998.

                                                     MARCH 31,       MARCH 31,
                                                        1999            1998

Non-performing loans consists of the following:
  Non-accrual loans                                  $ 750,205       $ 672,572
  Real estate owned-net                                185,528          36,727
                                                     ---------        --------

            Total non-performing loans               $ 935,733       $ 709,299
                                                     =========       =========

Non-performing loans to total assets                      0.73 %          0.72 %

      The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At March 31, 1999 loans in non-accruing status were $750,000, an increase of $78,000 over March 31, 1998. The Bank's real estate owned, containing properties foreclosed upon, have increased to $185,000 at March 31, 1999 compared to $37,000 at March 31, 1998.

      Activity in the allowance for loan losses consists of the following:

                                                        THREE MONTHS      THREE MONTHS
                                                               ENDED             ENDED
                                                           MARCH 31,         MARCH 31,
                                                                1999              1998

Balance, beginning of period                               $ 750,022         $ 422,376

Add:
  Provision for loan losses                                   45,000           405,000
  Recoveries of loans previously charged off                     321             3,763
Less gross charge-offs:
  Residential real estate loans                               (5,900)
  Consumer loans                                              (4,028)                0
                                                           ---------         ---------

Balance, end of period                                     $ 785,415         $ 831,139
                                                           =========         =========

Net charge-offs to total average loans outstanding              0.01%             0.00%

Allowance to total average loans outstanding                    0.87%             1.02%


      Allowance for loan losses at March 31, 1999 was $785,000, a decrease of $46,000 from March 31, 1998. The March 31, 1998 allowance included additional provisions being recorded to address conditions observed during an OTS safety and soundness examination prior to the effective date of merger. Specific reserves had been established to address concerns related to certain classified loans.

      RESULTS OF OPERATIONS:  Three Month Period Ended March 31, 1999
      --------------------------------------------------------------

      During the three month period ended March 31, 1999, net earnings increased to $105,000 compared to a net loss of ($172,000) during the three month period ended March 31, 1998. This increase includes an increase in net interest income before provision for loan losses of $212,000, a reduction in provision for loan losses from $405,000 for the three months ended March 31, 1998 to $45,000 for the three months ended March 31, 1999, an increase in non-interest income of $132,000, offset by an increase in non-interest expenses of $202,000. The effective tax rate of the Company is impacted by the disallowance of goodwill amortization in calculating income taxes.

      Net interest income was $938,000, after provision for loan losses, for the three month period ended March 31, 1999, compared to $366,000 for the three month period ended March 31, 1998. Net interest income before provision for loan losses improved to $983,000 compared to $771,000 for the three month period ended March 31, 1999 and 1998, respectively. The net interest income reported for the Predecessor reflects the special provision for loan losses recognized in the three month period ended March 31, 1998 of $385,000.

      Interest income increased from $1,872,000 for the three month period ended March 31, 1998 to $2,216,000 for the three month period ended March 31, 1999. Interest income from loans was $1,827,000 for the three month period ended March 31, 1999, an increase of $118,000 over the same period in 1998. The increase in loan interest income consists of a favorable volume variance of $165,000 offset by an unfavorable rate variance of $47,000. The unfavorable rate variance is due partially to the margin reduction related to fair value treatment of the loans acquired at June 26, 1998. Interest income on investment securities and interest bearing deposits increased $217,000 to $362,000 for the three months ended March 31, 1999, resulting from a favorable volume variance of $246,000 offset by an unfavorable rate variance of $29,000. Interest expense for the three month period ended March 31, 1999 was $1,234,000 compared to $1,101,000 for the three month period ended March 31, 1998. Interest expense on deposit accounts increased from $849,000 for the three month period ended March 31, 1998 to $939,000 for the three month period ended March 31, 1999. The increase in interest expense on deposits consists of a $249,000 increase due to increased deposit balances, offset by a $159,000 reduction due to a decrease in the rates related to the deposit portfolio. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $295,000 for 1999 compared to $252,000 for 1998. The increase in balances related to FHLB funding accounts for an increase of $48,000, however, rates on such advances declined, resulting in a $5,000 favorable rate variance.

      Total non-interest income was $250,000 for the three month period ended March 31, 1999, compared to $118,000 for the same period in 1998.
      Included in the 1999 results is a gain on sale of FHLMC stock of $157,000.

      Non-interest expense totaled $971,000 for the three month period ended March 31, 1999 compared to $768,000 for the same period in the prior year. The primary increase in non-interest expense relates to a $154,000 increase in salaries and employee benefits, resulting in strengthening the Bank's management functions and increasing staff in sales and service areas to enhance customer service and to accommodate growth in product offerings and market presence. Expenses related to premises and equipment increased $56,000 over the three months ended March 31, 1998 due to expanded office space utilization at the main banking facility, improved and larger quantities computer hardware, and enhanced office equipment such as copiers, laser printers, and fax machines acquired to boost productivity. Deposit insurance premiums increased $27,000 over 1998, resulting from a larger deposit base coupled with a higher assessment rate being assigned to the Bank's deposits when compared to 1998. Stationery, supplies and printing for the three month period ended March 31, 1999 were $28,000 compared to $10,000 for the three months ended March 31, 1998, reflecting continuation of orders necessary to replace materials produced prior to the name change from Shelby County Savings Bank to Shelby County Bank. Goodwill amortization for the three months ended March 31, 1999 were $47,000, expenses not reflected in the three months ended March 31, 1998.

      CAPITAL RESOURCES AND LIQUIDITY
      -------------------------------

      The Successor is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

      Current capital regulations required savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 1999, the Bank satisfied all capital requirements.

      The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 1999 based on capital regulations currently in effect for savings institutions.

                                     TANGIBLE             CORE           RISK-BASED
                                      CAPITAL           CAPITAL           CAPITAL

Regulatory capital                  $ 9,355,000       $ 9,355,000       $10,105,000
Minimum capital requirements          1,902,000         3,805,000         6,738,000
                                    -----------       -----------       -----------
Excess capital                      $ 7,453,000       $ 5,550,000       $ 3,367,000
                                    ===========       ===========       ===========

Regulatory capital ratio                   7.91%             7.38%            12.53%
Required capital ratio                     1.50%             3.00%             8.00%

      Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At March 31, 1999, its regulatory liquidity ratio was 23.85%.

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

In 1998, a comprehensive project plan to address the Year 2000 issue as it relates to the Bank's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes phases of Awareness, Assessment, Renovation, Validation, and Implementation as defined by federal banking regulatory agencies. The Bank's project team consists of key members of the technology staff, representatives of functional business units, and senior management. The project team estimates that the Bank's Year 2000 readiness project is 75% complete and that activities involved in assessing external risks and operational issues are 90% complete overall. The following table provides a summary of the current status of the five phases involved in Year 2000 readiness and a projected timetable for completion as of March 31, 1999:

                                     PERCENTAGE   PROJECTED
               PROJECT PHASE         COMPLETED    COMPLETION       COMMENTS
               -------------         ----------   ----------       --------
               Awareness               100%                        Completed
               Assessment              100%                        Completed
               Renovation               90%       June 30, 1999
               Validation               75%       June 30, 1999
               Implementation           50%       June 30, 1999

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

The Bank relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers were initiated in 1998 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored for any indication that they may not be able to address the problems in time. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases.

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

III.     THE RISKS OF THE BANK'S YEAR 2000 ISSUES

The Bank is substantially dependent upon the services of Intrieve, Incorporated of Cincinnati, Ohio. Intrieve is a provider of data processing services for financial institutions throughout the United States. Intrieve is concentrating on Year 2000 preparedness, including a recent migration to a new processing system upon which testing is currently being conducted. A proxy test was concluded in October 1998 with results indicating no significant errors under the testing environment. The Bank continues to monitor the Intrieve efforts related to Year 2000 compliance due to the potential risk to the Bank in the failure of Intrieve to realize Year 2000 preparedness.

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

IV.      THE BANK'S CONTINGENCY PLAN

Realizing that some disruption may occur despite its best efforts, the Bank is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Bank expects to have the plan formally documented by June 30, 1999.

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

              (iii) From June 22, 1998 through June 30, 1998, the Successor incurred the following expenses in connection with the issuance and distribution of the securities registered pursuant to the Registration Statement, none of which constituted direct or indirect payments to directors, officers or general partners of the Successor (other expenses represent a reasonable estimate of actual costs incurred):

                      Underwriting discounts and commissions     $1,194,000
                      Other expenses                                 10,500
                                                                 ----------
                      Total expenses                             $1,204,500
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

                      Construction of plant, building and facilities            $
                      Purchase and installation of machinery and equipment
                      Purchases of real estate
                      Acquisitions of other business(es)
                      Repayment of indebtedness to the Founders                     346,000
                      Working capital (Holding Company)                           2,848,750
                      Contribution of Capital to the Bank                         2,500,000
                      Temporary investments (footnote a)                             24,120
                      Other uses of at least $100,000 (footnote b)               10,481,130

         (a) Temporary investments consist of high quality, short term, liquid investments.
         (b) Payment of consideration to former shareholders of Shelby County Bancorp

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)   Exhibit 27--Financial Data Schedule
         b) Employment Agreement between Blue River Bancshares, Inc. and Jay Powell (Attached as Exhibit 10.1)
         c) Employment Agreement between Blue River Bancshares, Inc. and David Morrison (Attached as Exhibit 10.2)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.



Blue River Bancshares, Inc.



Date:  May 17, 1999              By  /s/ Bradley A. Long
      ---------------               ---------------------
                                         Bradley A. Long, Vice President,
                                         Chief Financial Officer and Treasurer