Form 10QSB
period 1999-06-30
BLUE RIVER BANCSHARES INC
filed 1999-08-17
CIK 1055870

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File Number
                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

          Indiana                                        35-2016637
          -------                                        ----------
(State or other jurisdiction of                      (I. R. S. Employer
 incorporation or organization)                    Identification Number)

      29 East Washington Street
        Shelbyville, Indiana                                46176
        --------------------                                -----
(Address of principal executive office)                   (Zip Code)

                 Issuer's telephone number, including area code:
                                 (317) 398-9721

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.       Yes  X         No
                ---           ---

As of June 30, 1999, there were 1,494,389 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):           Yes  X         No
                           ---           ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX
                                      -----
                                                                         PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION:

     Item 1.               Financial Statements:

                  Consolidated Statement of Financial Condition (Unaudited)
                  as of June 30, 1999 of the Successor                       3

                  Consolidated Statements of Earnings (Unaudited) for
                  the three month periods ended June 30, 1999 of the
                  Successor and 1998 of the Predecessor                      4

                  Consolidated Statements of Earnings (Unaudited) for
                  the six month periods ended June 30, 1999 of the
                  Successor and 1998 of the Predecessor                      5

                  Consolidated Statements of Cash Flows (Unaudited) for
                  the six month periods ended June 30, 1999 of the
                  Successor and 1998 of the Predecessor                      6

                  Notes to Consolidated Financial Statements (Unaudited)   7-9

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10-17

PART II. OTHER INFORMATION:                                              17-18

        Item 1.   Legal Proceedings

        Item 2.   Changes in Securities and Use of Proceeds

        Item 3.   Defaults upon Senior Securities

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other information

        Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                              19

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                              AS OF JUNE 30, 1999
                              -------------------

ASSETS
------
                                                            SUCCESSOR
                                                            ---------
     Cash and due from banks                             $   2,086,205
     Interest-bearing deposits with banks                    7,756,736
     Securities available for sale                          19,298,871
     Securities held-to-maturity                               381,743
     Loans receivable, net                                  92,182,675
     Accrued interest receivable                               933,740
     FHLB stock of Indianapolis                              1,357,800
     Prepaid expenses and other assets                       1,380,605
     Premises and equipment, net                             2,690,692
     Goodwill, net                                           2,994,711
                                                         -------------

TOTAL ASSETS                                             $ 131,063,778
                                                         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
     Deposits                                            $  82,516,283
     FHLB advances and other borrowings                     20,000,000
     Accrued expenses and other liabilities                 12,293,559
     Accrued interest payable                                  234,298
                                                         -------------

Total liabilities                                          115,044,140
                                                         -------------

     Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Common stock, without par value: 1,494,389 shares
         issued and outstanding                             16,259,615
     Accumulated deficit                                       (49,626)
     Unrealized (loss) on available for sale securities       (190,351)
                                                         -------------

Total shareholders' equity                                  16,019,638
                                                         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 131,063,778
                                                         =============


See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
            --------------------------------------------------------

                                                               SUCCESSOR    PREDECESSOR
                                                              -----------  -------------
                                                                   1999         1998
INTEREST INCOME:
----------------
     Loans receivable                                          1,887,085     1,839,025
     Securities                                                  292,298       108,608
     Interest-bearing deposits                                    51,144        13,984
     Dividends from FHLB                                          18,626        19,923
                                                              ----------    ----------
Total interest income                                          2,249,153     1,981,540
                                                              ----------    ----------

INTEREST EXPENSE:
-----------------
     Interest expense on deposits                                950,305       913,644
     Interest expense on FHLB advances and other borrowings      274,498       275,259
                                                              ----------    ----------
Total interest expense                                         1,224,803     1,188,903
                                                              ----------    ----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                 1,024,350       792,637
PROVISION FOR LOAN LOSSES                                        (45,000)      (75,000)
                                                              ----------    ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                   979,350       717,637
                                                              ----------    ----------

NON-INTEREST INCOME:
--------------------
     Service charges and fees                                     62,337        61,792
     Gain on sale of available-for-sale securities                91,001             0
     Other                                                        46,545        33,534
                                                              ----------    ----------
Total non-interest income                                        199,883        95,326
                                                              ----------    ----------

NON-INTEREST EXPENSE:
---------------------
     Salaries and employee benefits                              399,854       249,092
     Premises and equipment                                      133,429        69,215
     Federal deposit insurance                                    63,030        35,731
     Data processing                                              87,223        69,140
     Advertising & promotion                                      36,045        25,653
     Bank fees and charge                                         15,880        22,225
     Professional fees                                           220,969       224,701
     Stationery, supplies & printing                              35,426        33,899
     Other                                                       124,995        19,178
     Goodwill amortization                                        53,103             0
                                                              ----------    ----------
Total non-interest expense                                     1,169,954       748,834
                                                              ----------    ----------

EARNINGS BEFORE INCOME TAX EXPENSE                                 9,279        64,129

INCOME TAX EXPENSE                                                20,761        28,397
                                                              ----------    ----------

NET (LOSS)/EARNINGS                                              (11,482)       35,732
                                                              ==========    ==========

BASIC EARNINGS PER SHARE                                           (0.01)          N/A
DILUTIVE EARNINGS PER SHARE                                        (0.01)          N/A

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
             ------------------------------------------------------

                                                               SUCCESSOR    PREDECESSOR
                                                              -----------  -------------
                                                                   1999         1998
INTEREST INCOME:
----------------
     Loans receivable                                          3,714,277     3,548,608
     Securities                                                  550,764       218,483
     Interest-bearing deposits                                   155,034        49,006
     Dividends from FHLB                                          45,410        38,075
                                                              ----------    ----------
Total interest income                                          4,465,485     3,854,172
                                                              ----------    ----------

INTEREST EXPENSE:
-----------------
     Interest expense on deposits                              1,889,356     1,763,279
     Interest expense on FHLB advances and other borrowings      569,144       527,044
                                                              ----------    ----------
Total interest expense                                         2,458,500     2,290,323
                                                              ----------    ----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                 2,006,985     1,563,849
PROVISION FOR LOAN LOSSES                                        (90,000)     (480,000)
                                                              ----------    ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                 1,916,985     1,083,849
                                                              ----------    ----------

NON-INTEREST INCOME:
--------------------
     Service charges and fees                                    121,966       122,338
     Gain on sale of available-for-sale securities               248,253        17,271
     Other                                                        79,699        73,854
                                                              ----------    ----------
Total non-interest income                                        449,918       213,463
                                                              ----------    ----------

NON-INTEREST EXPENSE:
---------------------
     Salaries and employee benefits                              777,828       489,553
     Premises and equipment                                      253,040       132,766
     Federal deposit insurance                                   123,538        69,123
     Data processing                                             173,215       138,281
     Advertising & promotion                                      68,806        52,767
     Bank fees and charge                                         34,246        34,801
     Professional fees                                           312,104       307,243
     Stationery, supplies & printing                              63,722        50,249
     Environmental charges                                             0       145,780
     Other                                                       234,482        96,859
     Goodwill amortization                                        99,871             0
                                                              ----------    ----------
Total non-interest expense                                     2,140,852     1,517,422
                                                              ----------    ----------

EARNINGS BEFORE INCOME TAX EXPENSE                               226,051      (220,110)

INCOME TAX EXPENSE                                               132,688       (83,642)
                                                              ----------    ----------

NET EARNINGS/(LOSS)                                               93,363      (136,468)
                                                              ==========    ==========

BASIC EARNINGS PER SHARE                                            0.06           N/A
DILUTIVE EARNINGS PER SHARE                                         0.06           N/A

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
             ------------------------------------------------------

                                                                SUCCESSOR    PREDECESSOR
                                                               -----------  -------------
                                                                   1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
     Net earnings (loss)                                           93,363       (136,468)
     Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                            339,172         79,288
         Provision for loan losses                                 90,000        480,000
         Gain on Sale of securities available for sale           (248,253)       (13,569)
     Changes in assets and liabilities:
         Accrued interest receivable                             (174,254)        53,570
         Other assets                                            (771,444)      (254,462)
         Other liabilities                                     11,885,391        112,898
                                                              -----------    -----------
Net cash provided by (used in) operating activities            11,213,975        321,256
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
     Loan originations, net of principal repayments            (9,800,226)   (10,438,581)
     Principal maturities collected on securities               2,320,811        234,534
     Investment in FHLB stock                                           0        (78,700)
     Capital expenditures                                        (891,887)       (52,657)
     Proceeds from sale of securities available for sale        3,971,792      3,407,621
     Proceeds from sale of Mortgage Loans                       5,639,634              0
     Purchase of securities available for sale                 (8,562,463)    (3,315,370)
                                                              -----------    -----------
Net cash used in investing activities                          (7,322,339)   (10,243,153)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
     FHLB advances and other borrowings                        11,050,000      2,409,293
     Payment of FHLB advances and other borrowings            (17,550,000)    (1,581,787)
     Net change in deposits                                    (6,803,714)     4,069,563
     Proceeds from issuance of Common Stock                        22,660         65,550
     Cash dividends paid                                                0        (21,994)
                                                              -----------    -----------
Net cash provided by (used in) financing activities           (13,281,054)     4,940,625
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (9,389,418)    (4,981,271)
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                       19,232,359      5,667,588
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                              9,842,941        686,317
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                 2,420,000      2,544,000
  Income taxes paid                                                85,000        265,000
  Loans transferred to real estate owned                           84,000        102,000

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
        ----------------------------------------------------------------


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

         The accompanying consolidated interim financial statements at June 30, 1999, the three month periods ended June 30, 1999 and 1998 and the six month periods ended June 30, 1999 and 1998 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.


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

         Stock Option Plan - The Successor has adopted separate stock option plans for Directors and for key employees. Under the option plans, options for the purchase of 150,000 shares of Common Stock may be granted. Options for 105,000 shares at an option price of $12 per share have been granted and remain unexercised under the plans as of June 30, 1999.

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

         The consideration given and the assets acquired and liabilities assumed were comprised of the following:

         Cash                                               $10,626,000
              Acquisition costs                                 202,934
                                                            -----------
            Total purchase price                            $10,828,934
                                                            ===========

         Net cost of acquisition                            $10,828,934
              Less Shelby County Bancorp, Inc. shareholders'
              equity at June 26, 1998                        (7,828,531)
                                                            -----------
         Excess consideration over book value                 3,000,403
                                                            -----------

         Adjustments to reflect fair value:
              Investment securities held to maturity             14,406
              Loans                                             554,374
              Deposits                                         (737,602)
              Other liabilities                                (421,407)
              Other assets                                       28,082
              Tax effect of above adjustments                   395,859
                                                            -----------

         Total fair value adjustments                          (166,288)
                                                            -----------

          Total goodwill                                    $ 3,166,691
                                                            -----------

     4.  NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES (SUCCESSOR)

         In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts presented within those statements for the successor's six month period ended June 30, 1999; and the predecessor's six month period ended June 30, 1998 are as follows:

                                                           Successor      Predecessor
                                                          Period from     Period from
                                                        January 1, 1999 January 1, 1998
                                                            through         through
                                                         June 30, 1999    June 30, 1998
         Other comprehensive income before tax:

              Net unrealized holding gains/(losses)         $(698,225)     $ 103,905
              Less: reclassification adjustment for gains
                  realized in net income                     (248,253)        13,569
                                                            ---------      ---------

         Other comprehensive income/(loss) before tax        (946,477)        90,336
         Income tax expense/(benefit) related to items of
              other comprehensive income                     (376,310)        35,917
                                                            ---------      ---------

         Other comprehensive income/(loss), net of tax      $(570,167)     $  54,419
                                                            =========      =========

         New Accounting Pronouncements - Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by Statement of Financial Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133". SFAS 133, as amended By SFAS 137, is effective for all fiscal quarters of all fiscal years Beginning after June 15, 2000. This statement establishes accounting and Reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or Liabilities in the statement of financial condition and measure those Instruments at fair value. If certain conditions are met, a derivative may Be specifically designated as a fair value hedge, a cash flow hedge, or a Hedge of a foreign currency exposure. The accounting for changes in the fair Value of a derivative (that is, gains and losses) depends on the intended Use of the derivative and the resulting designation. The Bank has not engaged in any derivative or hedging activities.


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

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

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

FINANCIAL CONDITION:
--------------------

The merger was accounted for by the purchase method of accounting. Accordingly, the fair value of the assets acquired and liabilities assumed have been adjusted in accordance with APB 16, "Business Combinations" as noted in footnote 3 in the Notes to Consolidated Financial Statements (Unaudited) on page 6.

Total assets at June 30, 1999, were $131,064,000, an increase of $9,362,000 from total assets of $121,702,000 at June 30, 1998. Investment securities at June 30, 1999 were $19,681,000, a decrease of $3,046,000 from $22,727,000 at June 30,
1998. The Bank's investment portfolio is used to manage its liquidity and interest rate sensitivity. The Bank's current investment strategy also includes acquiring securities with favorable risk-based capital treatment to continue to enhance the capital adequacy of the Bank. Total net loans receivable increased from $88,557,000 at June 30, 1998 to $92,183,000 at June 30, 1999. Residential
mortgages at June 30, 1999 were $44,781,000, a decrease of $10,318,000 from $55,099,000 at June 30, 1998. This reduction results from increased brokering activities related to fixed rate mortgage loans, as well as executing a $5,600,000 sale of portfolio mortgage, enabling the Bank to reduce its interest rate sensitivity. Commercial loans and Commercial loans secured with real estate were $30,639,000 at June 30, 1999 compared to $26,040,000 at June 30, 1998.
Consumer and home equity loans increased $9,381,000 to $17,576,000 at June 30, 1999. This shift in loan mix is being strategically pursued to continue to enhance net interest margin while reducing the interest rate sensitivity inherent in fixed rate residential mortgages.

                                           (SUCCESSOR)     (SUCCESSOR)
                                             JUNE 30,        JUNE 30,
                                              1999            1998

Residential mortgages                     $ 44,781,008    $ 55,098,542
Commercial loans secured by real estate     24,830,981      15,604,586
Commercial, agriculture                      5,808,468      10,435,566
Consumer loans                              15,575,055       6,835,318
Home equity loans                            2,000,771       1,359,455
     Less allowance for Loan Losses           (790,836)       (776,502)
                                          ------------    ------------

Total Net Loans                           $ 92,205,447    $ 88,556,965
                                          ============    ============


Total liabilities at June 30, 1999 were $115,044,000, an increase of $9,209,000 compared to $105,835,000 at June 30, 1998. Deposits at June 30, 1999 were $82,516,000 compared to $75,591,000 at June 30, 1998. Transaction accounts, including Savings, NOW, and Money Market accounts resulted in $4,596,000 of the $6,925,000 increase in total deposits for the comparative periods.

Shareholders' equity at June 30, 1999 was $16,020,000, an increase of $153,000 over June 30, 1998. This increase is the result of accumulated earnings offset by a reduction in the net unrealized appreciation of the available for sale investment securities portfolio.

                                                (SUCCESSOR)(SUCCESSOR)
                                                  JUNE 30,   JUNE 30,
                                                    1999       1998
Non-performing loans consists of the following:
     Non-accrual loans                            $816,952   $674,268
     Real estate owned-net                          65,377    101,943
                                                  --------   --------

             Total non-performing loans           $882,329   $776,211
                                                  ========   ========

Non-performing loans to total assets                0.67 %     0.64 %


The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At June 30, 1999 loans in non-accruing status were $817,000, an increase of $143,000 over June 30, 1998. The Bank's real estate owned, containing properties foreclosed upon, have decreased to $65,000 at June 30, 1999 compared to $102,000 at June 30, 1998.

Activity in the allowance for loan losses consists of the following:

                                                              SUCCESSOR     PREDECESSOR
                                                              SIX MONTHS    SIX MONTHS
                                                                ENDED         ENDED
                                                               JUNE 30,      JUNE 30,
                                                                 1999          1998
         Balance, beginning of period                         $ 750,022     $ 422,376
         Add:
              Provision for loan losses                          90,000       480,000
              Recoveries of loans previously charged off            597         7,677
         Less gross charge-offs:
              Residential real estate loans                     (30,118)      (80,000)
              Consumer loans                                    (19,665)      (53,551)
                                                              ---------     ---------

         Balance, end of period                               $ 790,836     $ 776,502
                                                              =========     =========


         Net charge-offs to total average loans outstanding        0.11%         0.16%

         Allowance to total average loans outstanding              0.87%         0.92%

Allowance for loan losses at June 30, 1999 was $791,000, an increase of $14,000 from June 30, 1998. The June 30, 1998 allowance included additional provisions being recorded to address conditions observed during an OTS safety and soundness examination prior to the effective date of the acquisition of the Bank by the Company. As a result, specific reserves had been established to address concerns related to certain classified loans.

RESULTS OF OPERATIONS:  Three Month Period Ended June 30, 1999
--------------------------------------------------------------

During the three month period ended June 30, 1999, net earnings decreased to a net loss of ($11,000) compared to the Predecessor's net income of $36,000 during the three month period ended June 30, 1998. This decrease includes an increase in net interest income before provision for loan losses of $232,000, a reduction in provision for loan losses from $75,000 for the three months ended June 30, 1998 to $45,000 for the three months ended June 30, 1999, an increase in non-interest income of $105,000, offset by an increase in non-interest expenses of $421,000. The earnings for the quarter were adversely affected by costs of $119,000 related to the startup of First Community Bank of Fort Wayne. The effective tax rate of the Company is impacted by the nondeductibility of goodwill amortization in calculating income taxes.

Net interest income was $979,000, after provision for loan losses, for the three month period ended June 30, 1999, compared to $718,000 for the three month period ended June 30, 1998. Net interest income before provision for loan losses improved to $1,024,000 compared to $793,000 for the three month period ended June 30, 1999 and 1998, respectively.

Interest income increased from $1,982,000 for the three month period ended June 30, 1998 to $2,249,000 for the three month period ended June 30, 1999. Interest income from loans was $1,887,000 for the three month period ended June 30, 1999, an increase of $48,000 over the same period in 1998. The increase in loan interest income consists of a favorable variance of $134,000 due to higher loan balances offset by an unfavorable rate variance of $86,000. Interest income on investment securities and interest bearing deposits increased $220,000 to $362,000 for the three months ended June 30, 1999, resulting from a favorable variances of $197,000 due to a larger portfolio and $23,000 due to improved yields. Interest expense for the three month period ended June 30, 1999 was $1,225,000 compared to $1,189,000 for the three month period ended June 30, 1998. Interest expense on deposit accounts increased from $914,000 for the three month period ended June 30, 1998 to $950,000 for the three month period ended June 30, 1999. The increase in interest expense on deposits consists of a $203,000 increase due to increased deposit balances, offset by a $167,000 reduction due to a decrease in the rates related to the deposit portfolio. Interest expense on advances from the Federal Home Loan Bank ("FHLB") decreased to $274,000 for 1999 compared to $275,000 for 1998. The increase in balances related to FHLB funding accounts for an increase of $34,000, however, rates on such advances declined, resulting in a $35,000 favorable rate variance.

Total non-interest income was $200,000 for the three month period ended June 30, 1999, compared to $95,000 for the same period in 1998. Included in the 1999 results is a gain on sale of FHLMC stock of $91,000.

Non-interest expense totaled $1,170,000 for the three month period ended June 30, 1999 compared to $749,000 for the same period in the prior year. The primary increase in non-interest expense relates to a $151,000 increase in salaries and employee benefits, resulting in strengthening the Bank's management functions and increasing staff in sales and service areas to enhance customer service and to accommodate growth in product offerings and market presence. Expenses related to premises and equipment increased $64,000 over the three months ended June 30, 1998 due to expanded office space utilization at the main banking facility, upgraded computer hardware, and enhanced office equipment such as copiers, laser printers, and fax machines acquired to increase productivity. Deposit insurance premiums increased $27,000 over 1998, resulting from a larger deposit base coupled with a higher assessment rate being assigned to the Bank's deposits when compared to 1998. Goodwill amortization for the three months ended June 30, 1999 were $53,000, expenses not reflected in the three months ended June 30, 1998. The non-interest expenses for the quarter were adversely affected by costs of $119,000 related to the startup of First Community Bank of Fort Wayne.

RESULTS OF OPERATIONS:  Six Month Period Ended June 30, 1999
------------------------------------------------------------

During the six month period ended June 30, 1999, net earnings were increased to 93,000 compared to the Predecessor's net loss of $(136,000) during the six month period ended June 30, 1998. This increase includes an increase in net interest income before provision for loan losses of $443,000, a reduction in provision for loan losses from $480,000 for the six months ended June 30, 1998 to $90,000 for the six months ended June 30, 1999, an increase in non-interest income of $236,000, offset by an increase in non-interest expenses of $623,000. The earnings for the quarter were adversely affected by costs of $186,000 related to the startup of First Community Bank of Fort Wayne. The effective tax rate of the Company is impacted by the nondeductibility of goodwill amortization in calculating income taxes.

Net interest income was $1,917,000, after provision for loan losses, for the six month period ended June 30, 1999, compared to $1,084,000 for the six month period ended June 30, 1998. Net interest income before provision for loan losses improved to $2,007,000 compared to $1,564,000 for the six month periods ended June 30, 1999 and 1998, respectively.

Interest income increased from $3,854,000 for the six month period ended June 30, 1998 to $4,465,000 for the six month period ended June 30, 1999. Interest income from loans was $3,714,000 for the six month period ended June 30, 1999, an increase of $166,000 over the same period in 1998. The increase in loan interest income consists of a favorable volume variance of $310,000 offset by an unfavorable rate variance of $144,000. Interest income on investment securities and interest bearing deposits increased $438,000 to $706,000 for the six months ended June 30, 1999, resulting from a favorable volume variance of $449,000 offset by an unfavorable rate variance of $11,000. Interest expense for the six month period ended June 30, 1999 was $2,458,000 compared to $2,290,000 for the six month period ended June 30, 1998. Interest expense on deposit accounts increased from $1,763,000 for the six month period ended June 30, 1998 to $1,889,000 for the six month period ended June 30, 1999. The increase in interest expense on deposits consists of a $451,000 increase due to increased deposit balances, offset by a $325,000 reduction due to a decrease in the rates related to the deposit portfolio. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $569,000 for 1999 compared to $527,000 for 1998. The increase in balances related to FHLB funding accounts for an increase of $83,000, however, rates on such advances declined, resulting in a $41,000 favorable rate variance.

Total non-interest income was $450,000 for the six month period ended June 30, 1999, compared to $213,000 for the same period in 1998. Included in the 1999 results is a gain on sale of FHLMC stock of $248,000.

Non-interest expense totaled $2,141,000 for the six month period ended June 30, 1999 compared to $1,517,000 for the same period in the prior year. The primary increase in non-interest expense relates to a $288,000 increase in salaries and employee benefits, resulting in strengthening the Bank's management functions and increasing staff in sales and service areas to enhance customer service and to accommodate growth in product offerings and market presence. Expenses related to premises and equipment increased $120,000 over the six months ended June 30, 1998 due to expanded office space utilization at the main banking facility, upgraded computer hardware, and enhanced office equipment such as copiers, laser printers, and fax machines acquired to increase productivity. Deposit insurance premiums increased $54,000 over 1998, resulting from a larger deposit base coupled with a higher assessment rate being assigned to the Bank's deposits when compared to 1998. Goodwill amortization for the six months ended June 30, 1999 were $100,000, expenses not reflected in the six months ended June 30, 1998. The non-interest expenses for the quarter were adversely affected by costs of $186,000 related to the startup of First Community Bank of Fort Wayne.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Successor is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations required savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 1999, the Bank satisfied all capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 1999 based on capital regulations currently in effect for savings institutions.

                                          TANGIBLE         CORE        RISK-BASED
                                           CAPITAL        CAPITAL        CAPITAL
         Regulatory capital              $ 9,695,000    $ 9,695,000    $10,620,000
         Minimum capital  requirements     1,875,000      3,750,000      7,008,000
                                         -----------    -----------    -----------

         Excess capital                  $ 7,820,000    $ 5,945,000    $ 3,612,000
                                         ===========    ===========    ===========

         Regulatory capital ratio               7.75%          7.75%         12.12%
         Required capital ratio                 1.50%          3.00%          8.00%


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At June 30, 1999, its regulatory liquidity ratio was 20.95%.

YEAR 2000 COMPLIANCE
--------------------

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

         In 1998, a comprehensive project plan to address the Year 2000 issue as it relates to the Bank's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes phases of Awareness, Assessment, Renovation, Validation, and Implementation as defined by federal banking regulatory agencies. The Bank's project team consists of key members of the technology staff, representatives of functional business units, and senior management. The project team estimates that the Bank's Year 2000 readiness project is 90% complete and that activities involved in assessing external risks and operational issues are complete. The Year 2000 Committee is currently developing detailed training and testing methods to simulate implementation of its Business Resumption Plan to further prepare for any action necessary to provide banking services to its customers under emergency circumstances related to potential Year 2000 disruptions on normal operations.

         The following table provides a summary of the current status of the five phases involved in Year 2000 readiness and a projected timetable for completion as of June 30, 1999:

                                 PERCENTAGE       PROJECTED
          PROJECT PHASE          COMPLETED        COMPLETION       COMMENTS
          -------------          ----------       ----------       --------
          Awareness                 100%                           Completed
          Assessment                100%                           Completed
          Renovation                100%                           Completed
          Validation                 95%        October 31, 1999    Testing
          Implementation             95%        October 31, 1999    Testing

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

IV.      THE BANK'S CONTINGENCY PLAN

         Realizing that some disruption may occur despite its best efforts, the Bank has developed contingency plans for each critical system in the event that one or more of those systems fail. As mentioned previously, the Bank is currently developing methods of testing the contingency plans to determine the effectiveness of such plans before activation under emergency conditions.

V.       OTHER INFORMATION

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

         Item 2.  Changes in Securities and Use of Proceeds
                  -----------------------------------------

                  None

         Item 3.  Defaults upon Senior Securities
                  -------------------------------

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  At the May 27, 1999 Annual Meeting of Shareholders, the Following matters were submitted to a vote of the shareholders.

                  Election of Directors - The following directors were elected for a term of three years.

                                          Vote Count
                                      For          Withheld
                                   ----------     ----------
                  Robert C. Reed    1,429,961          9,120
                  Peter G. DePrez   1,429,961          9,120

                  Ratification of the appointment of Independent Public Accountants - Deloitte & Touche LLP, Indianapolis, Indiana.

                                          Vote Count
                             For       Against    Abstained     Unvoted
                          1,430,981     6,400       1,700


         Item 5.  Other information
                  -----------------

                  None

         Item 6.  Exhibits and Reports on Form 8-K
                  --------------------------------

                  (1)  Exhibit 27--Financial Data Schedule


                                   * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                         Blue River Bancshares, Inc.



Date:  August 13, 1999                   By: /s/ Bradley A. Long
       ---------------                      ----------------------------------

                                         Bradley A. Long, Vice President,
                                         Chief Financial Officer and Treasurer