Form 10QSB
period 1999-09-30
BLUE RIVER BANCSHARES INC
filed 1999-11-15
CIK 1055870

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

As of September 30, 1999, there were 1,497,790 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):              Yes        No  X
                              ---       ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Consolidated Statement of Financial Condition (Unaudited
                  as of September 30, 1999 of the Successor                   3

                  Consolidated Statements of Operations (Unaudited) for
                  the three month periods ended September 30, 1999 and
                  1998 of the Successor                                       4

                  Consolidated Statements of Operations (Unaudited) for
                  the nine month periods ended September 30, 1999 of
                  the Successor, the period from July 1, 1998 to
                  September 30, 1998 of the Successor, and January 1,
                  1998 to June 30, 1998 of the Predecessor                    5

                  Consolidated Statements of Cash Flows (Unaudited) for
                  the nine month periods ended September 30, 1999 of
                  the Successor, the period from July 1, 1998 to
                  September 30, 1998 of the Successor, and January 1,
                  1998 to June 30, 1998 of the Predecessor                    6

                  Notes to Consolidated Financial Statements (Unaudited)    7-9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10-17

PART II. OTHER INFORMATION:                                                  18

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

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                            AS OF SEPTEMBER 30, 1999
                            ------------------------

ASSETS
------
   SUCCESSOR
   ---------
     Cash and due from banks                              $   3,470,911
     Interest-bearing deposits with banks                     1,040,676
     Securities available for sale                           42,160,249
         Securities held-to-maturity                            368,530
     Loans receivable, net                                  103,450,769
     Accrued interest receivable                              1,224,031
     FHLB stock of Indianapolis                               1,487,700
     Prepaid expenses and other assets                          292,182
     Real estate owned                                           12,672
     Income taxes receivable                                    137,382
     Deferred income tax                                        341,631
     Premises and equipment, net                              3,018,233
     Goodwill, net                                            2,941,608
                                                          -------------

TOTAL ASSETS                                              $ 159,946,574
                                                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
     Deposits                                             $ 120,919,806
     FHLB advances and other borrowings                      22,400,000
     Accrued expenses and other liabilities                     509,563
     Accrued interest payable                                   358,833
                                                          -------------

Total liabilities                                           144,188,202
                                                          -------------

     Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Common stock, without par value: 1,497,790 shares
         issued and outstanding                              16,295,667
     Accumulated deficit                                       (238,763)
     Unrealized (loss) on available for sale securities        (298,532)
                                                          -------------

Total shareholders' equity                                   15,758,372
                                                          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 159,946,574
                                                          =============

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
          -------------------------------------------------------------

                                                                    1999          1998
INTEREST INCOME:
----------------
     Loans receivable                                         $2,058,918    $1,941,755
     Securities                                                  351,071       223,138
     Interest-bearing deposits                                    35,323        53,642
     Dividends from FHLB                                          29,811        24,598
                                                              ----------    ----------
Total interest income                                          2,475,123     2,243,133
                                                              ----------    ----------

INTEREST EXPENSE:
-----------------
     Interest expense on deposits                              1,100,444       825,068
     Interest expense on FHLB advances and other borrowings      266,102       287,643
                                                              ----------    ----------
Total interest expense                                         1,366,546     1,112,711
                                                              ----------    ----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                 1,108,577     1,130,422
PROVISION FOR LOAN LOSSES                                         75,000        75,000
                                                              ----------    ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                 1,033,577     1,055,422
                                                              ----------    ----------

NON-INTEREST INCOME:
--------------------
     Service charges and fees                                     51,516        57,695
     Gain on sale of available-for-sale securities                 1,247             0
     Other                                                        15,564        14,085
                                                              ----------    ----------
Total non-interest income                                         68,327        71,780
                                                              ----------    ----------

NON-INTEREST EXPENSE:
---------------------
     Salaries and employee benefits                              570,267       339,833
     Premises and equipment                                      165,499        82,352
     Federal deposit insurance                                    30,488        39,809
     Data processing                                              92,436        71,960
     Advertising & promotion                                      82,093        71,521
     Bank fees and charge                                         22,963        16,087
     Professional fees                                            95,827        77,232
     Stationery, supplies & printing                              55,568        22,604
     Other                                                       199,304       102,832
     Goodwill amortization                                        53,103        63,722
                                                              ----------    ----------
Total non-interest expense                                     1,367,548       887,952
                                                              ----------    ----------

(LOSS)/EARNINGS BEFORE INCOME TAX EXPENSE                       (265,644)      239,250

INCOME TAX (BENEFIT)/EXPENSE                                     (87,777)      109,619
                                                              ----------    ----------

NET (LOSS)/EARNINGS                                           $ (177,867)   $  129,631
                                                              ==========    ==========

BASIC EARNINGS PER SHARE                                           (0.12)         0.09
DILUTIVE EARNINGS PER SHARE                                        (0.12)         0.09

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
          ------------------------------------------------------------

                                                      SUCCESSOR           SUCCESSOR       PREDECESSOR
                                                      ---------           ---------       -----------
                                                    Period from         Period from       Period from
                                                January 1, 1999        July 1, 1998   January 1, 1998
                                                        through             through           through
                                              September 30,1999  September 30, 1998     June 30, 1998
INTEREST INCOME:
----------------
     Loans receivable                                $5,773,195          $1,941,755        $3,609,590
     Securities                                         901,835             223,138           218,483
     Interest-bearing deposits                          190,357              53,642            49,006
     Dividends from FHLB                                 75,221              24,598            38,075
                                                     ----------          ----------        ----------
Total interest income                                 6,940,608           2,243,133         3,915,154
                                                     ----------          ----------        ----------

INTEREST EXPENSE:
-----------------
     Interest expense on deposits                     2,989,799             825,068         1,763,279
     Interest expense on FHLB advances                  835,246             287,643           527,044
                                                     ----------          ----------        ----------
               and other borrowings
Total interest expense                                3,825,045           1,112,711         2,290,323
                                                     ----------          ----------        ----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                        3,115,563           1,130,422         1,624,831
PROVISION FOR LOAN LOSSES                               165,000              75,000           480,000
                                                     ----------          ----------        ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                        2,950,563           1,055,422         1,144,831
                                                     ----------          ----------        ----------

NON-INTEREST INCOME:
--------------------
     Service charges and fees                           173,482              57,695           122,338
     Gain on sale of available-for-sale securities      249,500                   0                 0
     Other                                               95,263              14,085            30,143
                                                     ----------          ----------        ----------
Total non-interest income                               518,245              71,780           152,481
                                                     ----------          ----------        ----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                   1,348,095             339,833           453,003
     Premises and equipment                             418,539              82,352           132,766
     Federal deposit insurance                          154,026              39,809            69,123
     Data processing                                    265,651              71,960           138,281
     Advertising & promotion                            150,899              71,521            52,767
     Bank fees and charge                                57,209              16,087            34,801
     Professional fees                                  407,931              77,232           307,243
     Stationery, supplies & printing                    119,290              22,604            26,269
     Environmental charges                                    0                   0           145,780
     Other                                              433,786             102,832           157,389
     Goodwill amortization                              152,974              63,722                 0
                                                     ----------          ----------        ----------
Total non-interest expense                            3,508,400             887,952         1,517,422
                                                     ----------          ----------        ----------

EARNINGS / (LOSS) BEFORE INCOME TAX EXPENSE             (39,592)            239,250          (220,110)

INCOME TAX EXPENSE / (BENEFIT)                           44,911             109,619           (83,642)
                                                     ----------          ----------        ----------

NET EARNINGS/(LOSS)                                  $  (84,503)         $  129,631        $ (136,468)
                                                     ==========          ==========        ==========

BASIC EARNINGS PER SHARE                                  (0.06)                N/A               N/A
DILUTIVE EARNINGS PER SHARE                               (0.06)                N/A               N/A

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
          ------------------------------------------------------------

                                                                  SUCCESSOR           SUCCESSOR       PREDECESSOR
                                                                  ---------           ---------       -----------
                                                                Period from         Period from       Period from
                                                            January 1, 1999        July 1, 1998   January 1, 1998
                                                                    through             through           through
                                                         September 30, 1999  September 30, 1998     June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
     Net earnings (loss)                                           (84,503)             129,631         (136,468)
     Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                             593,054              161,150           79,288
         Provision for loan losses                                 165,000               75,000          480,000
         Gain on Sale of securities available for sale            (248,252)                   0          (13,569)
     Changes in assets and liabilities:
         Accrued interest receivable                              (464,545)             (70,654)          53,570
         Other assets                                             (493,124)              34,902         (254,462)
         Other liabilities                                         141,898               71,495          112,898
                                                               -----------          -----------      -----------
Net cash provided by (used in) operating activities               (390,472)             401,524          321,257
                                                               -----------          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
     Loan originations, net of principal repayments            (21,016,871)            (178,311)     (10,438,581)
     Principal maturities collected on securities                3,482,226           11,599,494          234,534
     Investment in FHLB stock                                     (129,900)            (221,200)         (78,700)
     Capital expenditures                                       (1,289,459)             (82,019)         (52,657)
     Proceeds from sale of securities available for sale         2,964,336                    0        3,407,621
     Payment to former shareholders of Shelby County Bancorp             0          (10,367,915)               0
     Proceeds from sale of Mortgage Loans                        5,639,634                    0                0
     Purchase of securities available for sale                 (31,697,672)                   0       (3,315,370)
                                                               -----------          -----------      -----------
Net cash provided by (used in) investing activities            (42,047,706)             750,049      (10,243,153)
                                                               -----------          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
     FHLB advances and other borrowings                         53,800,000            7,400,000        2,409,293
     Payment of FHLB advances and other borrowings             (57,900,000)          (6,237,759)      (1,581,787)
     Net change in deposits                                     31,769,965            8,740,459        4,069,563
     Proceeds from re-issuance of Common Stock                      47,441                    0           65,550
     Repurchase of stock                                                 0             (106,004)               0
     Cash dividends paid                                                 0                    0          (21,994)
                                                               -----------          -----------      -----------
Net cash provided by (used in) financing activities             27,717,406            9,796,696        4,940,625
                                                               -----------          -----------      -----------

NET INCREASE/(DECREASE)
      IN CASH AND CASH EQUIVALENTS                             (14,720,772)          10,948,269       (4,981,271)
                                                               -----------          -----------      -----------

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                        19,232,359            2,525,373        5,667,588
                                                               -----------          -----------      -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                               4,511,587           13,473,642          686,317
                                                               ===========          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                  3,023,000            1,067,000        2,544,000
  Income taxes paid                                                196,000               69,000          265,000

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
         -------------------------------------------------------------


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

         The accompanying consolidated interim financial statements at September 30, 1999, the three month periods ended September 30, 1999 and 1998 and the nine month period ended September 30, 1999, three month period ended September 30, 1998 and six month period ended June 30, 1998 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

     2.  CHANGES IN PRESENTATION

         Certain amounts and items appearing in the previous periods have been reclassified to conform to the current period presentation.

     3.  SHAREHOLDER'S EQUITY (SUCCESSOR)

         On June 26, 1998, the Successor completed an initial public offering. The Successor issued 1,500,000 common shares at an offering price of $12 per share. The Successor received approximately $16.2 million in net proceeds from the offering. The Successor's Common Stock currently trades on the Nasdaq SmallCap Market under the BRBI symbol.

         Effective June 18, 1998, the Company amended and restated its articles of incorporation to revise the total number of authorized shares of capital stock to 12,000,000 shares, consisting of 10,000,000 shares designated as "Common Stock" and 2,000,000 shares designated as "Preferred Stock."

         Stock Option Plan - The Successor has adopted separate stock option plans for Directors and for key employees. Under the option plans, options for the purchase of 150,000 shares of Common Stock may be granted. Options for 105,000 shares at an option price of $12 per share have been granted and remain unexercised under the plans as of September 30, 1999.

     4.  ACQUISITION OF SHELBY COUNTY BANCORP

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

         The consideration given and the assets acquired and liabilities assumed were comprised of the following:

              Cash                                                $ 10,626,000
              Acquisition costs                                        202,934
                                                                  ------------
            Total purchase price                                  $ 10,828,934
                                                                  ============

              Net cost of acquisition                             $ 10,828,934
              Less Shelby County Bancorp, Inc.
              shareholders' equity at June 26, 1998   (7,828,531)
                                                      ----------
              Excess consideration over book value                   3,000,403
                                                                  ------------

              Adjustments to reflect fair value:
                Investment securities held to maturity                  14,406
                Loans                                                  554,374
                Deposits                                              (737,602)
                Other liabilities                                     (421,407)
                Other assets                                            28,082
                Tax effect of above adjustments                        395,859
                                                                  ------------

              Total fair value adjustments              (166,288)
                                                      ----------

              Total goodwill                                      $  3,166,691
                                                                  ------------

     5.  NEW ACCOUNTING PRONOUNCEMENTS AND POLICIES (SUCCESSOR)

         In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts presented within those statements for the successor's nine month period ended September 30, 1999, the Successor's three month period ended September 30, 1998, and the Predecessor's six month period ended June 30, 1998 are as follows:

                                                         Three Months        Nine Months    Six Months
                                                            Ended               Ended          Ended
                                                         September 30        September 30     June 30
                                                     1999          1998          1999           1998
                                                   Successor     Successor    Successor     Predecessor
                                                   ---------     ---------    ---------     -----------
Net Income (loss)                                  ($177,867)     $129,631     ($84,503)     ($136,468)
Other comprehensive income,
   net of tax:
   Unrealized gains/(losses)
   on securities available
   for sale                                         (108,181)       98,578     (529,396)        54,420
   Reclassification adjustment for
   (gains)/losses realized in net income/(loss)                                (148,952)
                                                  ----------     ---------   ----------
Other comprehensive income                          (108,181)       98,578     (678,348)        54,420
                                                  ----------     ---------   ----------

COMPREHENSIVE INCOME                               ($286,048)     $228,209    ($762,851)      ($82,048)
                                                  ==========     =========   ==========

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

     6.  SEGMENT INFORMATION

         Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information. This statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment.

     7.  SHAREHOLDERS' EQUITY (PREDECESSOR)

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

FINANCIAL CONDITION:
--------------------

The merger was accounted for by the purchase method of accounting. Accordingly, the fair value of the assets acquired and liabilities assumed have been adjusted in accordance with APB 16, "Business Combinations" as noted in footnote 3 in the Notes to Consolidated Financial Statements on page 6.

Total assets at September 30, 1999, were $159,946,000, an increase of $38,333,000 from total assets of $121,613,000 at September 30, 1998. Investment securities at September 30, 1999 were $42,429,000, an increase of $31,199,000 from $11,230,000 at September 30, 1998. The Bank's investment portfolio is used to manage its liquidity and interest rate sensitivity. The Bank's current investment strategy also includes acquiring securities with favorable risk-based capital treatment to continue to enhance the capital adequacy of the Bank. Total net loans receivable increased from $88,683,000 at September 30, 1998 to $103,451,000 at September 30, 1999. Residential mortgages at September 30, 1999 were $46,205,000, a decrease of ($9,614,000) from $55,819,000 at September 30,
1998. This reduction results from increased brokering activities related to fixed rate mortgage loans, as well as executing a $5,640,000 sale of portfolio mortgage, enabling the Bank to reduce its interest rate sensitivity. Commercial loans and Commercial loans secured with real estate were $35,703,000 at September 30, 1999 compared to $25,892,000 at September 30, 1998. Consumer and home equity loans increased $4,748,000 to $22,324,000 at September 30, 1999. This shift in loan mix is being strategically pursued to continue to enhance net interest margin while reducing the interest rate sensitivity inherent in fixed rate residential mortgages.

                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                   1999             1998

Residential mortgages                     $  46,205,206    $  55,819,482
Commercial loans secured by real estate      25,168,348       15,795,596
Commercial, agriculture                      10,534,927       10,096,328
Consumer loans                               19,808,517        6,493,072
Home equity loans                             2,515,792        1,335,896
     Less allowance for Loan Losses            (782,021)        (857,477)
                                          -------------    -------------
Total Net Loans                           $ 103,450,769    $  88,682,897
                                          =============    =============

Total liabilities at September 30, 1999 were $144,188,000, an increase of $38,564,000 compared to $105,624,000 at September 30, 1998. Deposits at September 30, 1999 were $120,920,000 compared to $84,449,000 at September 30, 1998.

Shareholders' equity at September 30, 1999 was $15,758,000, a decrease of ($231,000) compared to September 30, 1998. This decrease is the result of an operating loss in the current year along with net unrealized losses on available for sale securities.

                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1999            1998
         Non-performing loans consists of the following:
              Non-accrual loans                           $ 1,387,852      $  545,497
              Real estate owned-net                            12,672         118,218
                                                          -----------      ----------

         Total non-performing loans                       $ 1,400,524      $  663,715
                                                          ===========      ==========

         Non-performing loans to total loans                    1.34 %          0.54 %

The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At September 30, 1999 loans in non-accruing status were $1,388,000, an increase of $843,000 over September 30, 1998. The Bank's real estate owned, containing properties foreclosed upon, have decreased to $13,000 at September 30, 1999 compared to $118,000 at September 30, 1998.

Activity in the allowance for loan losses consists of the following:

                                                            SUCCESSOR        SUCCESSOR       PREDECESSOR
                                                          NINE MONTHS     THREE MONTHS        SIX MONTHS
                                                                ENDED            ENDED             ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,          JUNE 30,
                                                                 1999             1998              1998
         Balance, beginning of period                       $ 750,022        $ 776,502         $ 422,376
         Add:
              Provision for loan losses                       165,000           75,000           480,000
              Recoveries of loans previously charged off        1,325           17,068             7,677
         Less gross charge-offs:
              Residential real estate loans                   (37,481)         (11,093)          (80,000)
              Consumer loans                                  (96,845)               0           (53,551)
                                                            ---------        ---------         ---------

         Balance, end of period                             $ 782,021        $ 857,477         $ 776,502
                                                            =========        =========         =========

         Net charge-offs to total average loans outstanding      0.19%           (0.03%)            0.16%

         Allowance to total average loans outstanding            0.83%            0.96%             0.92%

Allowance for loan losses at September 30, 1999 was $782,000, a decrease of ($75,000) from September 30, 1998. The 1998 allowance included additional provisions being recorded to address conditions observed during an OTS safety and soundness examination prior to the effective date of the acquisition of the Bank by the Company. As a result, specific reserves had been established to address concerns related to certain classified loans.

RESULTS OF OPERATIONS:  Three Month Period Ended September 30, 1999
-------------------------------------------------------------------

During the three month period ended September 30, 1999, net earnings decreased to a net loss of ($178,000) compared to net income of $130,000 during the three month period ended September 30, 1998. This decrease includes a decrease in net interest income before provision for loan losses of ($22,000), a decrease in non-interest income of ($3,000), and an increase in non-interest expenses of $480,000. The earnings for the quarter were adversely affected by $222,000 of startup costs related to two branches now operating as First Community Bank of Fort Wayne.

Net interest income was $1,034,000, after provision for loan losses, for the three month period ended September 30, 1999, compared to $1,055,000 for the three month period ended September 30, 1998. Net interest income before provision for loan losses declined to $1,109,000 compared to $1,130,000 for the three month period ended September 30, 1999 and 1998, respectively.

Interest income increased from $2,243,000 for the three month period ended September 30, 1998 to $2,475,000 for the three month period ended September 30, 1999. Interest income from loans was $2,059,000 for the three month period ended September 30, 1999, an increase of $117,000 over the same period in 1998. The increase in loan interest income consists of a favorable variance of $382,000 due to higher loan balances offset by an unfavorable rate variance of ($265,000). Interest income on investment securities and interest bearing deposits increased $115,000 to $416,000 for the three months ended September 30, 1999, resulting from a favorable variance of $125,000 due to a larger portfolio and a reduction of ($10,000) due to lowered yields. Interest expense for the three month period ended September 30, 1999 was $1,367,000 compared to $1,113,000 for the three month period ended September 30, 1998. Interest expense on deposit accounts increased from $825,000 for the three month period ended September 30, 1998 to $1,100,000 for the three month period ended September 30, 1999. The increase in interest expense on deposits consists of a $288,000 increase due to increased deposit balances, offset by a ($13,000) reduction due to a decrease in the rates related to the deposit portfolio. Interest expense on advances from the Federal Home Loan Bank ("FHLB") decreased to $266,000 for 1999 compared to $288,000 for 1998. The increase in balances related to other borrowings accounts for an increase of $12,000, however, rates on such borrowings declined, resulting in a $34,000 favorable rate variance.

Total non-interest income was $68,000 for the three month period ended September 30, 1999, compared to $72,000 for the same period in 1998.

Non-interest expense totaled $1,368,000 for the three month period ended September 30, 1999 compared to $888,000 for the same period in the prior year. The primary increase in non-interest expense relates to a $230,000 increase in salaries and employee benefits, with $106,000 of the increase related to staffing of the new Fort Wayne, Indiana banking affiliate. Expenses related to premises and equipment increased $83,000 over the three months ended September 30, 1998 due to expanded office space utilization at the main banking facility, upgraded computer hardware, and enhanced office equipment such as copiers, laser printers, and fax machines acquired to increase productivity. The occupancy expense variance for the quarter was also impacted by $35,000 related to new facilities in Fort Wayne. Deposit insurance premiums decreased ($9,000) from 1998, resulting from a reduced assessment rate being assigned to the Bank's deposits when compared to 1998. Goodwill amortization for the three months ended September 30, 1999 were $53,000, a decrease of ($11,000) due to lower amortization resulting from purchase accounting adjustments reflected at December 31, 1998. The non-interest expenses for the quarter were adversely affected by costs of $222,000 related to the startup of First Community Bank of Fort Wayne.

RESULTS OF OPERATIONS:  Nine Month Period Ended September 30, 1999
------------------------------------------------------------------

The consolidated statement of earnings for the nine month period ended September 30, 1999 includes the Successor statement of earnings for the three months ended September 30, 1998 and the Predecessor statement of earnings for the six month period ended June 30, 1998. Therefore, the results of operations includes Management's Discussion and Analysis of the Successor for the three months ended September 30, 1999 (pages 12-13), and the following paragraph containing Management's Discussion and Analysis contained in the June 1999 10-QSB relating to comparison of the Successor six months ended June 30, 1999 to the Predecessor six month period ended June 30, 1998.

Six Month Period Ended June 30, 1999

During the six month period ended June 30, 1999, net earnings were increased to 93,000 compared to the Predecessor's net loss of (136,000) during the six month period ended June 30, 1998. This increase includes an increase in net interest income before provision for loan losses of $443,000, a reduction in provision for loan losses from $480,000 for the six months ended June 30, 1998 to $90,000 for the six months ended June 30, 1999, an increase in non-interest income of $236,000, offset by an increase in non-interest expenses of $623,000. The earnings for the quarter were adversely affected by costs of $186,000 related to the startup of First Community Bank of Fort Wayne. The effective tax rate of the Company is impacted by the nondeductibility of goodwill amortization in calculating income taxes. Net interest income was $1,917,000, after provision for loan losses, for the six month period ended June 30, 1999, compared to $1,084,000 for the six month period ended June 30, 1998. Net interest income before provision for loan losses improved to $2,007,000 compared to $1,564,000 for the six month periods ended June 30, 1999 and 1998, respectively.

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

The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 1999 based on capital regulations currently in effect for savings institutions.

                                           TANGIBLE          CORE       RISK-BASED
                                           CAPITAL         CAPITAL        CAPITAL
         Regulatory capital               $11,121,000    $11,121,000    $11,962,000
         Minimum capital  requirements      2,338,000      4,676,000      8,468,000
                                          -----------    -----------    -----------
         Excess capital                   $ 8,783,000    $ 6,445,000    $ 3,494,000
                                          ===========    ===========    ===========

         Regulatory capital ratio               7.13%          7.13%         11.30%
         Required capital ratio                 1.50%          3.00%          8.00%

Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At September 30, 1999, its regulatory liquidity ratio was 34.10%.

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

I.       THE BANK'S STATE OF READINESS

         The Bank is preparing for the year 2000 by testing and evaluating both its information technology (IT) and non-information technology systems. The Bank does not have any mission critical processes that are dependent on non-IT systems. The non-IT systems, such as the telephone system, are either currently compliant or are expected to be compliant in the fiscal year 1999. The IT systems used by the Bank have been tested. The components of the IT systems were examined: personal computers (hardware and software), data service bureau, and other service providers.

         In 1998, a comprehensive project plan to address the Year 2000 issue as it relates to the Bank's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes phases of Awareness, Assessment, Renovation, Validation, and Implementation as defined by federal banking regulatory agencies. The Bank's project team consists of key members of the technology staff, representatives of functional business units, and senior management. The project team has concluded that the Bank's Year 2000 readiness project is complete and that activities involved in assessing external risks and operational issues are complete.

         The following table provides a summary of the current status of the five phases involved in Year 2000 readiness and a projected timetable for completion as of September 30, 1999:

                                 PERCENTAGE     PROJECTED
          PROJECT PHASE          COMPLETED      COMPLETION         COMMENTS
          -------------          ----------     ----------         --------
          Awareness                 100%                          Completed
          Assessment                100%                          Completed
          Renovation                100%                          Completed
          Validation                100%                          Completed
          Implementation            100%                          Completed

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

         The Bank relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers were initiated in 1998 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules was monitored for any indication that they may not be able to address the problems in time. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are will be compliant before December 31, 1999.

         Additionally, the Bank has implemented a plan to manage the potential risk imposed by the impact of the Year 2000 issue on its major customers. Formal communications were initiated, and the assessment was completed.


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

                                                 Vote Count
                                                 ----------
                                           For               Withheld
                                           ---               --------
                  Robert C. Reed        1,429,961              9,120
                  Peter G. DePrez       1,429,961              9,120

                  Ratification of the appointment of Independent Public Accountants - Deloitte & Touche LLP, Indianapolis, Indiana.

                                                  Vote Count
                                                  ----------
                                            For      Against   Abstained
                                            ---      -------   ---------
                                         1,430,981    6,400      1,700



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

                                       Blue River Bancshares, Inc.



Date:  August 13, 1999                 By: /s/ Bradley A. Long
                                          -------------------------------------
                                          Bradley A. Long, Vice President,
                                          Chief Financial Officer and Treasurer