Form 10KSB40
period 1999-12-31
BLUE RIVER BANCSHARES INC
filed 2000-04-06
CIK 1055870

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS DOCUMENT IS A COPY OF
       THE FORM 10-KSB IS FILED ON MARCH 30, 2000  PURSUANT TO A RULE 201
                          TEMPORARY HARDSHIP EXEMPTION

       Form 10-KSB for Blue River Bancshares, Inc. filed on March 30, 2000


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

           [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

           [ ] Transition report under Section 13 or 15 (d) of The Securities Exchange Act of 1934 for the transition period from ____________to ___________

                         COMMISSION FILE NUMBER 0-24501
                         ------------------------------

                           BLUE RIVER BANCSHARES, INC.
            ---------------------------------------------------------
                 (Name of small business issuer in its charter)

                Indiana                                      35-2016637
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

             29 E. Washington St., Shelbyville, Indiana 46176
             ------------------------------------------ -----
             (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (317) 398-9721
                                              --------------

       Securities to be registered under Section 12 (b) of the Act: None.

          Securities to be registered under Section 12 (g) of the Act:

                           Common Shares, No Par Value
                ------------------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's net interest income for the year ended December 31, 1999:
$4,223,000.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Issues Market of NASDAQ on February 29, 2000 was $6,829,150.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,496,800.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 1999). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2000 is incorporated by reference into
Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 1999 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes ___  No  X
Total number of sequentially numbered pages  -    67
Exhibit index on sequentially numbered pages - 21-22

Form 10-KSB Table of Contents
---------------------------
Part I                                                                    Page
------                                                                    ----


  Item  1 -  Description  of  Business  . . . . . . . . . . . . . . . . .   4

  Item  2 -  Description  of  Property  . . . . . . . . . . . . . . . . .  18

  Item  3 -  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . .  18

  Item  4 - Submission of Matters to a Vote of Security Holders . . . . .  18

Part II
------

  Item  5 - Market for Common Equity and Related Stockholder Matters  . .  19

  Item  6 - Management's Discussion and Analysis or Results of Operation.  19

  Item  7 -  Financial  Statements  . . . . . . . . . . . . . . . . . . .  19

  Item  8 - Changes in and Disagreements with  Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . .  20

Part III
--------

  Item  9 - Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act . . . . . 20

  Item 10 - Executive Compensation . . . . . . . . . . . . . . . . . . . . 20

  Item 11 - Security Ownership of Certain Beneficial Owners and
               Management  . . . . . . . . . . . . . . . . . . . . . . . . 20

  Item 12 - Certain Relationships and Related Transactions . . . . . . . . 20

  Item 13 - Exhibits, Financial Statement Schedules and Reports on
               Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . 21

Part I.
-------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General

Blue River Bancshares, Inc. (the "Successor" or "Company") was organized on March 18, 1997 for the purpose of acquiring or forming a bank to be headquartered in Shelbyville, Indiana. On February 5, 1998, the Company entered into an Agreement of Affiliation and Merger (the "Merger Agreement") with Shelby County Bancorp ("SCB" or the "Predecessor") and Shelby County Savings Bank (the "Bank") pursuant to which the Company would acquire the Bank through the merger of SCB into the Company (the "Merger").

On June 26, 1998, the Successor completed a successful public offering of 1,500,000 new common shares at a price of $12 per share and acquired the Bank pursuant to the Merger Agreement.

In December 1998, the Bank announced its intention to expand into the Fort Wayne, Indiana market. The Bank received regulatory approval in 1999 and commenced operations of two locations in September 1999. These operations are conducted as First Community Bank of Fort Wayne.

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

At the closing of the Merger, the Bank's name changed to "Shelby County Bank." The Bank's offices are located in the Indiana cities of Shelbyville, Morristown and St. Paul in Shelby County. The retail strategy of the Bank is to offer, primarily in Shelby County and Allen County (Fort Wayne), a wide range of basic banking products and services that are reasonably priced and easily understood by the customer. The Bank's commercial strategy centers on small to medium-sized businesses.

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


Regulatory Matters at the Bank Prior to Acquisition

In April and May 1998 and prior to the acquisition of the Bank by the Company, the Office of Thrift Supervision ("OTS") conducted a regularly scheduled examination of the Bank. Concurrently with this examination, the Company updated and expanded its own review of the portfolio with the assistance of Pyramid Business Consultants ("Pyramid"), a financial institutions consulting firm.

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

On June 26, 1998 (the effective date of the Merger), the OTS lifted the restrictions on commercial real estate and commercial lending at the Bank. Following the Merger, the Bank, with the assistance of Pyramid, completed its comprehensive review of the commercial loan portfolio which resulted in certain credits being restricted, redocumented and recollateralized.

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

Prior to the acquisition, the Bank agreed with the Company in April 1998 to begin the process of submitting the St. Paul branch location into Indiana's Voluntary Remediation Program (the "VRP"). Again, the Bank engaged an environmental consultant to assist it in this process. After performing preliminary testing, the consultant informed the Bank that remediation would be necessary to remove diesel or fuel oil and gasoline constituents in the groundwater. The consultant estimated the remediation and costs associated with the VRP to be $157,920 plus any costs incurred by the Indiana Department of Environmental Management ("IDEM") which were believed to be immaterial. The Bank charged to expense approximately $150,000 in its income statement for the period ended March 31, 1998.

The Bank is in the process of applying to IDEM to enter the site in the VRP. In contemplation of entering the VRP the Bank's environmental consultant, during the Summer of 1998, performed additional testing on the portion of the St. Paul property still owned by the Bank. These tests confirmed the presence of diesel or fuel oil and gasoline constituents in the groundwater. The Bank intends to remediate the discovered contamination prior to entering the VRP. Assuming successful completion of the VRP, as the program currently exists, is interpreted and is applied, which may include further remediation of the site, IDEM will issue a Certificate of Completion (which is recorded) and the Governor of the State of Indiana will issue a Covenant Not to Sue.

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

Market Area

Shelby County is in the top one-third out of 92 counties in the State of Indiana in terms of personal income and population growth from 1990 through 1995 based on estimates of the Ball State University's Bureau of Business Research. Following the Merger, the Bank's primary service area will continue to be Shelby County which is located approximately 25 miles southeast of Indianapolis, Indiana. Management of the Company believes that this community has an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, services and retail. The Company intends for the Bank to market extensively to companies in the Shelby County area with annual sales of up to $2.0 million. The Shelby County Chamber of Commerce has indicated that approximately 990 of the estimated 1,100 companies in Shelby County have annual sales of $2.0 million or less. As of December 31, 1999, the unemployment rate for Shelby County was 2.5%, compared with the statewide average of approximately 2.7%, according to Stats Indiana.

The Fort Wayne Bank's primary service area will be Allen County, Indiana, including Fort Wayne and its suburbs. Fort Wayne, Indiana is within a 250-mile radius of 17% of the total United States population. Allen County covers 659 square miles and ranks third in population out of Indiana's 92 counties. As of July 1998, Allen County had approximately 10,300 businesses and an unemployment rate of approximately 3.0%. This community has an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, services and retail.

Allen County is a significant banking market in Indiana. Total deposits in Allen County, including banks, thrifts and credit unions, were approximately $3.4 billion as of June 30, 1999, the latest date for which data are available.

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

Employees

As of December 31, 1999, the Bank employed 57 persons on a full-time basis and 10 persons on a part-time basis and the Company employed 6 persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group.

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

On August 20, 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of this act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the Code. The provision requires thrifts to recapture any reserves accumulated after 1987 but generally forgives taxes owed. Thrift institutions have been given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and are permitted to delay the timing of this recapture for one or two years subject to whether they meet certain residential loan test requirements.

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 1999, approximately $1.1 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.

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

Current Accounting Issues

In June 1998, SFAS No. 133, ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities, was issued. This statement was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet fully evaluated the effect, if any, of the new standard on the consolidated financial statements.

The acquisition of SCB and the Bank by the Company was accounted for by using the purchase method of accounting. Under the purchase method of accounting, all of the assets and liabilities of SCB and the Bank acquired by the Company will be adjusted to their estimated fair value as of the acquisition date, and the resultant discounts and premiums will be accreted into or amortized against income over the expected economic lives of the related assets and liabilities. The purchase price for the Predecessor and the Bank will exceed the net fair value of the assets acquired and the liabilities assumed in the acquisition of SCB and the Bank by approximately $3.2 million. The difference will be recorded as goodwill on the Company's consolidated financial statements and will be amortized against income over fifteen years using the straight-line method.

SUPERVISION AND REGULATION

General

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, Federal Board of Governors of The Federal Reserve Bank (the "Federal Reserve"), the OTS, the Federal Deposit Insurance Corporation (the "FDIC"), the Indiana Department of Financial Institution (the "Department"), the Securities and Exchange Commission (the "Commission"), the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

Federal law and regulations establish supervisory standards applicable to the operation, management and lending activities of the Bank, including internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and loan-to-value ratios for loans secured by real property. The Bank will continue to comply with these requirements, and in some cases may apply more restrictive standards.

The following references to statutes and regulations are intended to summarize material effects of certain government regulation on the business of the Company and the Bank. Any change in government regulation may have a material adverse effect on the Company, the Bank and their operations.

Regulation of the Company under HOLA

As the holding company for the Bank, the Company will be regulated as a "non-diversified savings and loan holding company" within the meaning of Home Owners Loan Act (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company will be registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank will be subject to certain restrictions in its dealings with the Company and with other companies affiliated with the Company.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the Federal Home Loan Bank (the "FHLB") also apply.) At December 31, 1999, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Regulation of the Bank

As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank's semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits is approximately $13,000.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1999, the Bank's investment in stock of the FHLB of Indianapolis was $2,153,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 1999, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $114,000, for an annual rate of 7.74%.

Savings Association Regulatory Capital. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of 1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1999, the Bank was in compliance with all capital requirements imposed by law.

In 1994 and 1997 the OTS proposed new regulations affecting risk based capital standards and regulatory treatment of recourse obligations. However, final rules were never issued. On March 8, 2000, the OTS again proposed new regulations in this area. Until a final rule is issued, the impact on the savings association can not be determined.

The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1999:

                                                                                        Total Risk-Based
                                               Tangible Capital         Core Capital          Capital
For Capital Adequacy Purposes
Bank Amount..................................    $  11,134              $  11,134           $  11,869
Required Amount..............................        2,257                  4,515               8,578
                                                 ---------              ---------           ---------
Excess/(Deficit).............................        8,877                  6,619               3,291
                                                 =========              =========           =========
Bank Ratio...................................         7.40%                  7.40%              11.07%
Required Ratio...............................         1.50%                  3.00%               8.00%
                                                 ---------              ---------           ---------
Ratio Excess/(Deficit).......................         5.90%                  4.40%               3.07%
                                                 =========              =========           =========

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

Liquidity. For each calendar quarter, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The level of liquid assets that must be held by a savings association is an amount equal to 4% of the associations' net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the associations's fiscal year. The OTS may impose monetary penalties upon savings associations that fail to comply with those liquidity requirements. The OTS eliminated the requirement that each savings association maintain an average daily balance of short-term liquid assets of 1% of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. The daily average liquidity of the Bank for December, 1999 as 20.1% which exceeded the then-applicable 5% liquidity requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

Loans to One Borrower. The Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1999, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Qualified Thrift Lender. Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1999, the Bank was in compliance with its QTL requirement, with approximately 87% of its assets invested in QTLs.

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

Insurance of Deposits. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law.

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

On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense of $332,000 ($200,000 after tax) during the three-month period ending September 30, 1996, and the Bank paid this assessment in November 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .13% of total assessable deposits. On June 1, 1998, the Bank's annual deposit insurance premium was increased to .16% of total assessable deposits. On June 1, 1999 the Bank's annual assessment resulted in a decrease to .12%. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

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

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 1999, the Bank was categorized as "well capitalized," and it was not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure.

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

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 Problem was issued by the Federal Institutions Examination Council, whose members include the OTS, the FDIC and the Federal Reserve Board. The guidance underscored that Year 2000 preparation was not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution. The guidance set out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors were that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers. Under the guidance, senior management have provided the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors allocated sufficient resources to ensure that high priority was given to seeing that remediation plans were fulfilled, and that the project received the quality personnel and timely support it required. The guidance did not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

Financial Modernization Legislation: The Gramm-Leach-Bliley Act. On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

     * allows bank holding companies meeting management, capital and CRA standards to engage in substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

     * allows insurers and other financial service companies to acquire banks;

     * removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies and;

     * establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a "financial holding company". In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act.

The Gramm-Leach-Bliley Act also allows a national bank to own a financial subsidiary engaged in certain of the nonbanking activities authorized for financial holding companies. The national bank must meet certain requirements, including that it and all of its depository institution affiliates be well capitalized and well managed. Also, to commence any activity or acquire any company engaged in any new activity, the national bank must have at least a "satisfactory" Community Reinvestment Act examination rating. In addition, it must obtain approval of the OCC.

The Gramm-Leach Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customer have the opportunity to "opt out" of the disclosure. Regulations governing the privacy requirements of the Act have been proposed. Until the final rules have been issued, it is difficult to determine the impact of the regulations on the activities of the Company.

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

FORWARD LOOKING STATEMENTS
Statements in this report which express "belief", "intention", "expectation", or "prospects" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some of the factors that may generally cause actual results to differ materially from projection, forecasts, estimates and expectations include competitive factors, pricing pressures, change in legal and regulatory requirements and various economic conditions.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

At December 31, 1999, the Bank conducted its business from its main office at 29 East Washington Street, Shelbyville, Indiana, three branch offices in the Shelby County market, and two offices in Fort Wayne Indiana. All six offices are full-service offices. The Main Office in Shelbyville, the Rampart Office in Shelbyville and the St. Paul Office are either owned by the Bank or the Company. The Morristown Office, and both Fort Wayne offices are leased. The following table provides certain information with respect to the Bank's offices as of December 31, 1999:

---------------------------------------------------------------------------------------------------------
Description and Address               Year Opened or        Net Book Value of         Approximate Square
                                      Acquired              Property, Furniture       & Footage
                                                            Fixtures
---------------------------------------------------------------------------------------------------------
Shelbyville Main Office               1975                     $ 1,635,780                    15,000
29 East Washington Street
---------------------------------------------------------------------------------------------------------
Shelbyville Rampart Office            1995                      $  816,974                     3,000
34 Rampart Office
---------------------------------------------------------------------------------------------------------
Morristown Office                     1995                      $   72,849                     1,800
127 East Main Street
---------------------------------------------------------------------------------------------------------
St. Paul Office                       1989                      $   49,000                     1,476
105 County Line Road
---------------------------------------------------------------------------------------------------------
Fort Wayne Hollows Office             1999                      $  146,406                     3,579
---------------------------------------------------------------------------------------------------------
Fort Wayne St. Joe Office             1999                      $  412,939                     3,200
---------------------------------------------------------------------------------------------------------

In the opinion of management, the Bank's properties are adequately covered by insurance.

The Bank has four ATMs, one at each of the following offices: Shelbyville Main Office, the Rampart Office, Morristown and the other which is located at its Fort Wayne St. Joe office. The Bank's ATMs are on the INTRIEVE INC. interchange system and participate in the nationwide CIRRUS ATM network.

The Bank owns computer and data processing equipment which is used for transaction processing, accounting, financial forecasting, and loan document preparation. The net book value of electronic data processing equipment owned by the Bank was $187,000 at December 31, 1999.

The Bank also has contracted for the data processing and reporting services of Intrieve. The Bank's service corporation subsidiary owns common stock of Intrieve having a book value of $15,000. The cost of these data processing services is approximately $31,000 per month.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Neither the Company, the Bank, nor the Bank's service corporation subsidiaries is a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------ -----------------------------------

No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 1999.

Part II.
--------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
------------------------------------------------------------------

In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI." During 1999, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

As of March 20, 2000, there were 64 shareholders of record of Blue River common stock.

The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                    1999                               1998
                                    ----                               ----
Quarter                     High              Low              High              Low
-------                     ----              ---              ----              ---
First Quarter              $ 9.000          $ 7.000             N/A               N/A
Second Quarter               7.875            6.500          $ 12.250          $ 11.375
Third Quarter                7.000            4.500            11.875             8.000
Fourth Quarter               6.000            3.500            10.000             6.875

The Company did not declare any dividend on its shares of common stock during 1999 or 1998. Future dividend payments by Blue River are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Bank.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

         Pages 24 through 41 inclusive, of Blue River's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference in regard to this item.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         Pages 42 through 66, inclusive, of Blue River's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference in regard to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
         None.

Part III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14 A of The Securities Exchange Act of 1954, as amended, not later than 120 days after December 31, 1999

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14 A of The Securities Exchange Act of 1954, as amended, not later than 120 days after December 31, 1999

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14 A of The Securities Exchange Act of 1954, as amended, not later than 120 days after December 31, 1999

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

       This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as Blue River intends to file with the Commission its definitive Proxy statement pursuant to Regulation 14 A of The Securities Exchange Act of 1954, as amended, not later than 120 days after December 31, 1999

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)     The following Exhibits are being filed as part of this Registration
        Statement:

        3(i)***      Articles of Incorporation

        3(ii)**      By-Laws

        10.01****    Amended and Restated Employment Agreement dated August 11,
                     1997 between Registrant and Robert C. Reed

        10.02* Employment Agreement dated January 4, 1999 between Registrant and Jay R. Powell

        10.03****    Registrant's 1997 Directors' Stock Option Plan

        10.04****    Registrant's 1997 Key Employees' Stock Option Plan

        13 The Annual Report to Shareholders of the Company for the year ended December 31, 1999 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

        21**         Subsidiaries of the Registrant

        27           Financial Data Schedule

*    Incorporated by reference to Registrant's Form 10-QSB, filed May 17, 1999.

**   Incorporated by reference to Registrant's Form 10-KSB, filed March 31,
     1999.

*** Incorporated by reference to Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 22, 1998.

**** Incorporated by reference to Registrant's Amendment No. 2 to the
     Registration Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998.

(b)     The Company did not file a form 8-K in 1999.

SIGNATURES

In accordance with Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf of the undersigned, there unto duly authorized.


                                              Blue River Bancshares, Inc.
                                              (Registrant)

Date:   March 28, 2000                By:     /s/ Robert C. Reed
                                              --------------------------------
                                              Robert C. Reed,
                                              President & CEO

Date:   March 28, 2000                By:     /s/ David E. Morrison
                                              --------------------------------
                                              David E. Morrison
                                              Vice President and
                                              Chief Credit Officer

Date:   March 28, 2000                By:     /s/ Bradley A. Long
                                              --------------------------------
                                              Bradley A. Long
                                              Vice President & Treasurer

Date:   March 28, 2000                By:     /s/ Steven R. Abel
                                              --------------------------------
                                              Steven R. Abel,
                                              Chairman of the Board, Director

Date:   March 28, 2000                By:     /s/ D. Warren Robison
                                              --------------------------------
                                              D. Warren Robison,
                                              Senior Vice President &
                                              Secretary, Director

Date:   March 28, 2000                By:     /s/ Wendell L. Bernard
                                              --------------------------------
                                              Wendell L. Bernard, Director

Date:   March 28, 2000                By:     /s/ Ralph W. Van Natta
                                              --------------------------------
                                              Ralph W. Van Natta, Director

Date:   March 28, 2000                By:     /s/ Peter G. DePrez
                                              --------------------------------
                                              Peter G. DePrez, Director