Form 10KSB40/A
period 1999-12-31
BLUE RIVER BANCSHARES INC
filed 2000-04-06
CIK 1055870

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 FORM 10-KSB/A

                               (AMENDMENT NO. 1)


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
Exhibit index on sequentially numbered pages - 21-22


This amended filing is being made to correct formatting issues related to two pages (page numbers 53 & 62) in the original filing.

Form 10-KSB/A Table of Contents
-------------------------------
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