Form 10QSB
period 2000-03-31
BLUE RIVER BANCSHARES INC
filed 2000-05-15
CIK 1055870

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File Number
                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                   Indiana                                   35-2016637
                   --------                                  ----------
       (State or other jurisdiction of                   (I. R. S. Employer
        incorporation or organization)                 Identification Number)

          29 East Washington Street
             Shelbyville, Indiana                              46176
             --------------------                              -----
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

As of March 31, 2000, there were 1,496,800 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):    Yes            No  X
                    ---           ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I. FINANCIAL INFORMATION:

        Item 1. Financial Statements:

                Consolidated Statement of Financial Condition (Unaudited)
                as of March 31, 2000                                           3

                Consolidated Statements of Operations (Unaudited) for the
                three month periods ended March 31, 2000 and 1999              4

                Consolidated Statements of Cash Flows (Unaudited) for the
                three month periods ended March 31, 2000 and 1999              5

                Notes to Consolidated Financial Statements (Unaudited)       6-7

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   8-12

PART II.        OTHER INFORMATION:                                            13

        Item 1. Legal Proceedings

        Item 2. Changes in Securities and Use of Proceeds

        Item 3. Defaults upon Senior Securities

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 5. Other information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                14

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                              AS OF MARCH 31, 2000


ASSETS

    Cash and due from banks                              $   5,186,959
    Interest-bearing deposits with banks                     3,372,647
    Investment securities available for sale                32,309,760
    Investment securities held to maturity                     348,987
    Loans receivable, net                                  114,125,698
    Stock of FHLB Indianapolis                               2,153,000
    Accrued interest receivable                              1,041,564
    Income taxes receivable                                    143,355
    Deferred income taxes                                      761,691
    Premises and equipment, net                              3,122,388
    Real estate owned                                          446,849
    Prepaid expenses and other assets                          188,261
    Goodwill, net                                            2,800,802
                                                         -------------
TOTAL ASSETS                                             $ 166,001,961
                                                         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Deposits                                             $ 124,714,024
    FHLB advances and other borrowings                      25,000,000
    Accrued expenses and other liabilities                     503,637
    Accrued interest payable                                   557,372
                                                         -------------

Total liabilities                                        $ 150,775,033
                                                         -------------

    Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Common stock, without par value: 1,496,800 shares
        issued and outstanding                           $  16,269,048
    Accumulated deficit                                       (580,644)
    Unrealized (loss) on available for sale securities        (461,476)
                                                         -------------
Total shareholders' equity                               $  15,226,928
                                                         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 166,001,961
                                                         =============




See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
            ---------------------------------------------------------


                                                       2000           1999
                                                       ----           ----
INTEREST INCOME:
    Loans receivable                                $ 2,323,143    $ 1,827,192
    Securities                                          438,640        258,466
    Interest-bearing deposits                            86,680        103,890
    Dividends from FHLB                                  42,825         26,784
                                                    -----------    -----------
Total interest income                                 2,891,288      2,216,332
                                                    -----------    -----------

INTEREST EXPENSE:
    Interest expense on deposits                      1,322,970        939,051
    Interest expense on FHLB and other borrowings       455,560        294,646
                                                    -----------    -----------
Total interest expense                                1,778,530      1,233,697
                                                    -----------    -----------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                         1,112,758        982,635
PROVISION FOR LOAN LOSSES                                75,000         45,000
                                                    -----------    -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         1,037,758        937,635
                                                    -----------    -----------

NON-INTEREST INCOME:
    Service charges and fees                             53,204         59,629
    Gain on sale of securities                                0        157,252
    Other                                                38,942         33,154
                                                    -----------    -----------
Total non-interest income                                92,146        250,035
                                                    -----------    -----------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                      555,493        394,624
    Premises and equipment                              193,130        119,611
    Federal deposit insurance                            28,439         60,508
    Data processing                                     108,563         85,992
    Advertising and promotion                            76,006         32,761
    Bank fees and charges                                18,858         18,366
    Directors fees                                       28,350         12,150
    Professional fees                                    78,956         91,135
    Stationery, supplies and printing                    24,390         28,296
    Goodwill amortization                                53,103         46,768
    Other                                               162,200         80,687
                                                    -----------    -----------
Total non-interest expense                            1,327,488        970,898
                                                    -----------    -----------

(LOSS)/EARNINGS BEFORE INCOME TAX                      (197,584)       216,772

INCOME TAX (BENEFIT)/EXPENSE                            (60,497)       111,927
                                                    -----------    -----------

NET (LOSS)/EARNINGS                                 $  (137,087)   $   104,845
                                                    ===========    ===========

BASIC AND DILUTIVE (LOSS)/EARNINGS PER SHARE        $     (0.09)   $      0.07


See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
            ---------------------------------------------------------


                                                            Three Months    Three Months
                                                               Ended           Ended
                                                           March 31, 2000  March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/earnings                                        (137,087)       104,845
        Adjustments to reconcile net (loss)/earnings to
        net cash provided by operating activities
        Depreciation and amortization                           140,277         40,384
        Provision for loan losses                                75,000         45,000
        Gain/(loss) on sales of available-for-sale securities         0       (157,252)
    Changes in assets and liabilities:
        Accrued interest receivable                               1,122        (43,990)
        Other assets                                           (228,720)      (565,189)
        Other liabilities                                       282,992         68,116
                                                            -----------    -----------
Net cash provided by /(used in) operating activities            133,584       (508,086)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan originations, net of principal repayments           (3,115,647)    (5,015,374)
    Principal maturities collected on securities                708,129      1,224,045
    Investment in FHLB stock                                          0              0
    Capital expenditures                                        (68,386)      (209,534)
    Proceeds from sale of available-for-sale securities               0      1,402,132
    Purchase of available-for-sale securities                (8,828,764)    (1,508,356)
                                                            -----------    -----------
Net cash provided by / (used in) investing activities       (11,304,668)    (4,107,087)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    FHLB advances and other borrowings                        7,750,000              0
    Payment of FHLB advances and other borrowings           (17,358,800)    (6,500,000)
    Net change in deposits                                   22,046,134        262,313
    Proceeds from re-issuance of Common Stock                    10,366              0
    Repurchase of Common Stock                                        0              0
    Payment to former shareholders of Shelby County Bancorp           0        (18,725)
                                                            -----------    -----------
    Net cash provided by / (used in) financing activities    12,447,700     (6,256,412)
                                                            -----------    -----------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS               1,276,616    (10,871,585)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     7,282,990     17,865,697
                                                            -----------    -----------

CASH AND EQUIVALENTS, END OF PERIOD                           8,559,606      6,994,112
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                               946,362      1,178,689
    Income taxes paid                                                 0         50,000

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
            ---------------------------------------------------------


1.      BASIS OF CONSOLIDATION AND PRESENTATION

        The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly-owned subsidiary Shelby County Bank (the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 1999 Annual Report to Shareholders.

        The accompanying consolidated interim financial statements at March 31, 2000 and the three month periods ended March 31, 2000 and 1999 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

2.      COMPREHENSIVE INCOME

        In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts presented within those statements for the three month periods ended March 31, 2000 and March 31, 1999.

                                                                Three Months      Three Months
                                                                       Ended             Ended
                                                              March 31, 2000    March 31, 1999
    Other comprehensive income before tax:
        Net unrealized holding gains/(losses)                       (39,133)         (337,458)
        Less: reclassification adjustment for gains                       0          (157,252)
                                                                   --------          --------
        realized in net income

        Other comprehensive income/(loss) before tax                (39,133)         (494,710)
        Income tax expense/(benefit) related to items of other
        comprehensive income                                        (15,558)         (197,884)
                                                                   --------          --------

    Other comprehensive income/(loss), net of tax                   (23,575)         (298,826)
                                                                   ========          ========


3.  NEW ACCOUNTING PRONOUNCEMENTS

        New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133". SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Bank has not engaged in any derivative or hedging activities.

    4.  SEGMENT INFORMATION

        In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, Community Banking.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Certain statements throughout this section regarding the Company's and the Bank's financial position, business strategy and plans and objectives of management for future operations are forward-looking statements rather than historical or current facts. When used in this section, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company and the Bank or their respective management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management of the Company and the Bank as well as assumptions made by and information currently available to management of the Company and the Bank. Such statements are inherently uncertain, and there can be no assurance that the underlying assumptions will prove to be valid. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change, product development risks and general economic conditions, including, but not limited to, changes in interest rates, loss of deposits and loans to other savings and financial institutions, substantial changes in financial markets, substantial changes in real estate values and the real estate market and unanticipated results in pending legal proceedings. Such statements reflect the current view of the Company and the Bank with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company and the Bank.

FINANCIAL CONDITION:
--------------------

Total assets at March 31, 2000, were $166,002,000, an increase of $38,033,000 from total assets of $127,969,000 at March 31, 1999. Investment securities at March 31, 2000 were $34,812,000, an increase of $12,732,000 from $22,080,000 at
March 31, 1999. The Bank's investment portfolio is used to maintain adequate liquidity and to reduce the Bank's interest rate sensitivity. The Bank's current investment strategy also includes acquiring securities with favorable risk-based capital treatment to continue to enhance the capital adequacy of the Bank as well as repricing opportunities which results in less reduction in fair market value caused by increasing market rates while presenting improved yields resulting from such increases. Total net loans receivable increased from $91,290,000 at March 31, 1999 to $114,126,000 at March 31, 2000. Residential
mortgages at March 31, 2000 were $47,397,000, a decrease of ($4,078,000) from $51,475,000 at March 31, 1999. This reduction results from increased brokering activities related to fixed rate mortgage loans originated for sale, as well as executing a $5,640,000 sale of portfolio mortgages in June 1999, enabling the Bank to reduce its interest rate sensitivity. Commercial loans and Commercial loans secured with real estate were $43,893,000 at March 31, 2000 compared to $23,497,000 at March 31, 1999. Consumer and home equity loans increased $14,103,000 to $23,754,000 at March 31, 2000. The Company has shifted its loan portfolio to resemble that of a commercial bank rather than that of a traditional thrift which is consistent with the Company's Business Plan. Non-residential loans typically present shorter maturities than do residential loans, offering higher yields, with less interest rate risk due to their shorter duration. In particular, commercial lending often can be repriced immediately when prime rate changes are announced.

                                                 MARCH 31,         MARCH 31,
                                                      2000              1999

Residential mortgages                        $  47,396,974      $ 51,474,954
Commercial loans secured by real estate         28,031,974        23,497,267
Commercial, agriculture                         15,860,682         7,451,592
Consumer loans                                  18,840,814         7,567,523
Home equity loans                                4,913,059         2,083,879
Less: allowance for loan losses                   (917,805)         (785,415)
                                             -------------      ------------
Total loans receivable, net                  $ 114,125,698      $ 91,289,900
                                             =============      ============



Total liabilities at March 31, 2000 were $150,775,000, an increase of $39,087,000 compared to $111,688,000 at March 31, 1999. Deposits at March 31,
2000 were $124,714,000 compared to $90,099,000 at March 31, 1999, an increase of
$34,615,000.

Shareholders' equity at March 31, 2000 was $15,227,000, a decrease of ($1,055,000) compared to March 31, 1999. This decrease is the result of an operating loss along with net unrealized losses on available for sale securities.

                                                    MARCH 31,    MARCH 31,
                                                         2000         1999
Non-performing loans consists of the following:
    Non-accrual loans                                $645,799     $750,205
    Real estate owned - net                           446,849      185,528
                                                  -----------     --------

Total non-performing loans                        $ 1,092,648     $935,733
                                                  ===========     ========

Non-performing loans to total loans                     0.95%        1.01%


The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At March 31, 2000 loans in non-accruing status were $646,000, a decrease of $104,000 from March 31, 1999. The Bank's real estate owned, containing properties foreclosed upon, has increased to $447,000 at March 31, 2000 compared to $186,000 at March 31, 1999.

Activity in the allowance for loan losses consists of the following:


                                                    THREE MONTHS   THREE MONTHS
                                                           ENDED          ENDED
                                                       MARCH 31,      MARCH 31,
                                                            2000           1999

Balance, beginning of period                           $ 854,985      $ 750,022
Add:
Provision for loan losses                                 75,000         45,000
Recoveries of loans previously charged off                   110            321
Less:  Gross charge-offs:
Residential real estate loans                           (12,290)        (5,900)
Consumer/Commercial loans                                      0        (4,028)
                                                       ---------      ---------

Balance, end of period                                 $ 917,805      $ 788,415
                                                       =========      =========

Net charge-offs to total average loans outstanding         0.04%          0.01%

Allowance to total average loans outstanding               0.81%          0.87%




Allowance for loan losses at March 31, 2000 was $918,000, an increase of $129,000 from March 31, 1999. The Company has increased its reserves due to overall portfolio growth and to recognize the incremental inherent risks in diversifying the portfolio into non-residential lending. Historically, such loans do exhibit higher charge-off rates than do residential mortgages. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of reserves. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs.

RESULTS OF OPERATIONS:  Three Month Period Ended March 31, 2000
---------------------------------------------------------------

During the three month period ended March 31, 2000, net earnings decreased to a net loss of ($137,000) compared to the net income of $105,000 during the three month period ended March 31, 1999. This decrease includes an increase in net interest income before provision for loan losses of $130,000, a decrease in non-interest income of ($158,000), and an increase in non-interest expenses of $356,000. Of the ($158,000) reduction in non-interest income, ($157,000) can be attributed to gains on sale of investment securities recognized in the three month period ended March 31, 1999. Non-interest expenses have increased due to three main sources: increased staffing and facilities costs related to Fort Wayne, additional staffing to support expanded product offerings in Shelbyville, and increased marketing and promotional expenditures to support the growth experienced by the Company.

Net interest income was $1,038,000, after provision for loan losses, for the three month period ended March 31, 2000, compared to $938,000 for the three month period ended March 31, 1999, an increase of $100,000. Net interest income before provision for loan losses increased $130,000 to $1,113,000 compared to $983,000 for the three month periods ended March 31, 2000 and 1999, respectively.

Interest income increased $675,000 from $2,216,000 for the three month period ended March 31, 1999 to $2,891,000 for the three month period ended March 31, 2000. Interest income from loans was $2,323,000 for the three month period ended March 31, 2000, an increase of $496,000 over the same period in 1999. The increase in loan interest income consists of a favorable variance of $501,000 due to higher loan balances offset by an unfavorable rate variance of ($25,000), and a favorable calendar variance of $20,000. Interest income on investment securities and interest bearing deposits increased $179,000 to $568,000 for the three months ended March 31, 2000, resulting from a favorable variance of $81,000 due to a larger portfolio, a favorable rate variance of $94,000 due to higher yields, and a calendar variance of $4,000. Interest expense for the three month period ended March 31, 2000 was $1,778,000 compared to $1,234,000 for the three month period ended March 31, 1999. Interest expense on deposit accounts increased from $939,000 for the three month period ended March 31, 1999 to $1,323,000 for the three month period ended March 31, 2000. The increase in interest expense on deposits consists of a $221,000 increase due to increased deposit balances, a $153,000 increase due to increased market rates and a higher level of certificates of deposit balances compared to 1999, and a calendar variance of $10,000. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $456,000 for 2000 compared to $295,000 for 1999. The increase in balances related to FHLB funding accounts for an increase of $128,000, a $28,000 unfavorable rate variance due to increased rates associated with short-term borrowings, and a calendar variance of $5,000. The calendar variance results from an extra day in 2000 due to leap year.

Total non-interest income was $92,000 for the three month period ended March 31, 2000, compared to $250,000 for the same period in 1999. However, included in the 1999 non-interest income was $157,000 in gains recognized from the sale of available-for-sale securities.

Non-interest expense totaled $1,327,000 for the three month period ended March 31, 2000 compared to $971,000 for the same period in 1999. The primary increase in non-interest expense relates to a $161,000 increase in salaries and employee benefits. Expenses related to premises and equipment increased $74,000 over the three months ended March 31, 1999 due to expanded office space utilization at the main banking facility, upgraded computer hardware, and enhanced office equipment such as copiers, laser printers, and fax machines acquired to increase productivity. The occupancy expense variance for the quarter was also impacted by the new facilities in Fort Wayne. Deposit insurance premiums decreased ($32,000) from 1999, resulting from a reduced assessment rate being assigned to the Bank's deposits when compared to 1999. Data processing expenditures increased $23,000 compared to 1999, resulting from enhanced technology and higher volumes of item processing and account maintenance. Advertising and promotion expenditures increased $43,000 compared to 1999 with such campaigns now being presented in two markets, as well as increased coverage to support the Company's growth objectives.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations required savings institutions to have minimum tangible capital equal to 1.5% to total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 2000, the Bank satisfied all capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 2000 based on capital regulations currently in effect for savings institutions.

                                     TANGIBLE          CORE     RISK-BASED
                                      CAPITAL       CAPITAL        CAPITAL

Regulatory capital                     10,974        10,974         11,892
Minimum capital requirement             2,446         4,893          9,019
                                       ------        ------         ------
Excess capital                          8,528         6,081          2,873

Regulatory capital ratio                6.73%         6.73%         10.55%
Required capital ratio                  1.50%         3.00%          8.00%
                                       ------        ------         ------
Ratio excess/(deficit)                  5.23%         4.73%          2.55%
                                       ======        ======         ======


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At March 31, 2000, its regulatory liquidity ratio was 22.97%.

V.     OTHER INFORMATION

       Item 1. Legal Proceedings
               -----------------

               Neither the Company nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.

       Item 2. Changes in Securities and Use of Proceeds
               -----------------------------------------

               None

       Item 3. Defaults upon Senior Securities
               ------------------------------

               None

       Item 4. Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               At the May 4, 2000 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

               Election of Directors - The following directors were elected for a term of three years.
                                              Vote Count
                                              ----------
                                        For             Withheld
                                        ---             --------
               Steven R. Abel        1,317,228          146,370
               Wendell Bernard       1,320,078          143,520

               Ratification of the appointment of Independent Public Accountants
               - Deloitte & Touche LLP, Indianapolis, Indiana.

                                        For         Withheld         Abstained
                                        ---         --------         ---------
                                     1,423,183       27,295            13,120

               Ratification of 2000 Directors Stock Option Plan

                                        For         Withheld         Abstained
                                        ---         --------         ---------
                                       284,222      205,290            37,750

               Ratification of 2000 Key Employee Stock Option Plan

                                        For         Withheld         Abstained
                                        ---         --------         ---------
                                       310,928      197,309            19,025

               Ratification of 2000 Blue River Bancshares Employee Stock Purchase Plan

                                        For         Withheld         Abstained
                                        ---         --------         ---------
                                       423,828       93,609             9,825


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

                                    Blue River Bancshares, Inc.



Date:  May 15, 2000                 By: /s/ Bradley A. Long
                                        ----------------------------
                                        Bradley A. Long, Vice President,
                                        Chief Financial Officer and Treasurer