Form 10QSB
period 2000-06-30
BLUE RIVER BANCSHARES INC
filed 2000-08-15
CIK 1055870

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

As of June 30, 2000, there were 1,549,913 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):        Yes            No  X
                        ---           ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX
                                      -----

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION:

        Item 1.    Financial Statements:

                   Consolidated Statement of Financial Condition (Unaudited)
                   as of June 30, 2000                                        3

                   Consolidated Statement of Operations (Unaudited)
                   three month periods ended June 30, 2000 and 1999           4

                   Consolidated Statement of Operations (Unaudited)
                   six month periods ended June 30, 2000 and 1999             5

                   Consolidated Statements of Cash Flows (Unaudited)
                   six month periods ended June 30, 2000 and 1999             6

                   Notes to Consolidated Financial Statements (Unaudited)   7-8

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9-14

PART II.           OTHER INFORMATION:                                     15-17

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

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                               AS OF JUNE 30, 2000
                               -------------------

ASSETS
------
    Cash and due from banks                                                 $ 8,673,869
    Interest-bearing deposits with banks                                      1,456,097
    Investment securities available for sale                                 36,632,807
    Investment securities held to maturity                                      330,471
    Loans receivable, net                                                   117,215,099
    Stock of FHLB Indianapolis                                                2,153,000
    Accrued interest receivable                                               1,268,762
    Deferred and refundable income taxes                                      1,109,182
    Premises and equipment, net                                               3,050,204
    Prepaid expenses and other assets                                           282,666
    Goodwill, net                                                             2,747,699
                                                                          -------------

TOTAL ASSETS                                                              $ 174,919,856
                                                                          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
    Deposits                                                              $ 120,658,075
    FHLB advances                                                            37,900,000
    Accrued expenses and other liabilities                                      475,089
    Accrued interest payable                                                    557,301
                                                                          -------------
Total liabilities                                                           159,590,465
                                                                          -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Common stock, without par value: 1,549,913 shares
        issued and outstanding
                                                                             16,568,618
    Accumulated deficit                                                       (839,534)
    Unrealized loss on available for sale securities                          (399,693)
                                                                          -------------
Total shareholders' equity                                                   15,329,391
                                                                          -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 174,919,856
                                                                          =============

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
            --------------------------------------------------------

                                                                               2000              1999
                                                                               ----              ----
INTEREST INCOME:
    Loans receivable                                                    $ 2,475,160       $ 1,887,085
    Securities                                                              582,975           292,298
    Interest-bearing deposits                                                25,785            51,144
    Dividends from FHLB                                                      42,824            18,626
                                                                       ------------      ------------
Total interest income                                                     3,126,744         2,249,153
                                                                       ------------      ------------

INTEREST EXPENSE:
    Interest expense on deposits                                          1,450,805           950,305
    Interest expense on FHLB and other borrowings                           474,357           274,498
                                                                       ------------      ------------
Total interest expense                                                    1,925,162         1,224,803
                                                                       ------------      ------------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                             1,201,582         1,024,350
PROVISION FOR LOAN LOSSES                                                   200,000            45,000
                                                                       ------------      ------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                             1,001,582           979,350
                                                                       ------------      ------------

NON-INTEREST INCOME:
    Service charges and fees                                                 64,707            62,337
    Gain on sale of available-for-sale securities                                              91,001
    Other                                                                    79,575            46,545
                                                                       ------------      ------------
Total non-interest income                                                   144,282           199,883
                                                                       ------------      ------------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                          560,191           399,854
    Premises and equipment                                                  207,630           133,429
    Federal deposit insurance                                                26,028            63,030
    Data processing                                                         121,651            87,223
    Advertising and promotion                                                88,679            36,045
    Bank fees and charges                                                    24,293            15,880
    Directors fees                                                           29,100            45,450
    Professional fees                                                       253,502           220,969
    Stationery, supplies and printing                                        29,848            35,426
    Goodwill amortization                                                    53,103            53,103
    Other                                                                   156,632            79,545
                                                                       ------------      ------------
Total non-interest expense                                                1,550,657         1,169,954

(LOSS)/EARNINGS BEFORE INCOME TAX                                         (404,793)             9,279

INCOME TAX (BENEFIT)/EXPENSE                                              (145,904)            20,761
                                                                       ------------      ------------

NET LOSS/EARNINGS                                                        $(258,889)         $(11,482)
                                                                       ============      ============

BASIC AND DILUTIVE LOSS PER SHARE                                           $(0.17)           $(0.01)

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
             ------------------------------------------------------

                                                                               2000              1999
                                                                               ----              ----
INTEREST INCOME:
    Loans receivable                                                    $ 4,798,303       $ 3,714,277
    Securities                                                            1,021,615           550,764
    Interest-bearing deposits                                               112,465           155,034
    Dividends from FHLB                                                      85,649            45,410
                                                                       ------------      ------------
Total interest income                                                     6,018,032         4,465,485
                                                                       ------------      ------------

INTEREST EXPENSE:
    Interest expense on deposits                                          2,773,775         1,889,356
    Interest expense on FHLB and other borrowings                           929,917           569,144
                                                                       ------------      ------------
Total interest expense                                                    3,703,692         2,458,500
                                                                       ------------      ------------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                             2,314,340         2,006,985
PROVISION FOR LOAN LOSSES                                                   275,000            90,000
                                                                       ------------      ------------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                             2,039,340         1,916,985
                                                                       ------------      ------------

NON-INTEREST INCOME:
    Service charges and fees                                                117,911           121,966
    Gain on sale of available-for-sale securities                                             248,253
    Other                                                                   118,517            79,699
                                                                       ------------      ------------
Total non-interest income                                                   236,428           449,918
                                                                       ------------      ------------

NON-INTEREST EXPENSE:
    Salaries and employee benefits                                        1,115,684           777,828
    Premises and equipment                                                  400,760           253,040
    Federal deposit insurance                                                54,467           123,538
    Data processing                                                         230,214           173,215
    Advertising and promotion                                               164,685            68,806
    Bank fees and charges                                                    43,151            34,246
    Directors fees                                                           54,300            62,100
    Professional fees                                                       332,458           312,104
    Stationery, supplies and printing                                        54,238            63,722
    Goodwill amortization                                                   106,206            99,871
    Other                                                                   321,982           172,382
                                                                       ------------      ------------
Total non-interest expense                                                2,878,145         2,140,852
                                                                       ------------      ------------

(LOSS)/EARNINGS BEFORE INCOME TAX                                         (602,377)           226,051

INCOME TAX (BENEFIT)/EXPENSE                                              (206,401)           132,688
                                                                       ------------      ------------

NET (LOSS)/EARNINGS                                                      $(395,976)           $93,363
                                                                       ============      ============

BASIC AND DILUTIVE (LOSS)/EARNINGS PER SHARE                                $(0.26)             $0.06

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                                                                         Six Months       Six Months
                                                                           Ended             Ended
                                                                       June 30, 2000     June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/earnings                                                 $ (395,976)         $  93,363
        Adjustments to reconcile net (loss)/earnings to net cash
        from operating activities
        Depreciation and amortization                                       305,413           339,172
        Provision for loan losses                                           275,000            90,000
        Gain/(loss) on sales of available-for-sale securities                               (248,253)
    Changes in assets and liabilities:
        Accrued interest receivable                                       (226,076)         (174,254)
        Other assets                                                      (137,063)         (771,444)
        Other liabilities                                                   270,090        11,885,391
                                                                      -------------     -------------
Net cash from operating activities                                           91,388        11,213,975
                                                                      -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan originations, net of principal repayments                      (6,432,962)       (9,800,226)
    Principal maturities collected on securities                          1,788,287         2,320,811
    Capital expenditures                                                   (90,569)         (891,887)
    Proceeds from sale of loans                                                             5,639,634
    Purchases of available-for-sale securities                         (14,114,386)       (8,562,463)
    Proceeds from sale of available-for-sale securities                                     3,971,792
                                                                      -------------     -------------
Net cash used in investing activities                                  (18,849,630)       (7,322,339)
                                                                      -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from FHLB advances and other borrowings                     52,000,000        11,050,000
    Payment of FHLB advances and other borrowings                      (48,708,800)      (17,550,000)
    Net change in deposits                                               18,004,083       (6,803,714)
    Proceeds from issuance of Common Stock                                  309,935            22,660
                                                                      -------------     -------------
Net cash from financing activities                                       21,605,218      (13,281,054)
                                                                      -------------     -------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                           2,719,159       (9,389,418)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                 7,282,990        19,232,359
                                                                      -------------     -------------

CASH AND EQUIVALENTS, END OF PERIOD                                    $ 10,129,966        $9,842,941
                                                                      =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                         3,327,000         2,420,000
    Loans transferred to real estate owned                                                     84,000
    Income taxes paid                                                       120,000            85,000

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
             ------------------------------------------------------


    1.  BASIS OF CONSOLIDATION AND PRESENTATION

        The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the Company") and its wholly-owned subsidiary Shelby County Bank (the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 1999 Annual Report to Shareholders.

        The accompanying consolidated interim financial statements at June 30, 2000, the three month periods ended June 30, 2000 and 1999, and the six month periods ended June 30, 2000 and 1999, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

    2.  COMPREHENSIVE INCOME

        In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the six month periods ended June 30, 2000 and 1999.

                                                            Six Months Ended  Six Months Ended
                                                               June 30, 2000     June 30, 1999
    Other comprehensive income before tax:

        Net unrealized gains/(losses) on available-for-sale
          securities                                                $ 63,425       $ (698,225)
        Less: reclassification adjustment for gains
          realized in net income                                           0         (248,253)
                                                                    --------       -----------

        Other  comprehensive  income/(loss)  before income taxes      63,425         (946,477)
        Income tax  expense/(benefit)  related to items of other
          comprehensive income                                        25,217         (376,310)
                                                                    --------       -----------

    Other comprehensive income/(loss), net of tax                   $ 38,208       $ (570,167)
                                                                    ========       ===========



    3.  NEW ACCOUNTING PRONOUNCEMENTS

        New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

        7
    4.  SEGMENT INFORMATION

        In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, Community Banking.

    5.  SHAREHOLDERS' EQUITY

        In April 2000, the Company sold 49,913 shares of its common stock in a private placement at an offering price of $6.00 per share. The Company raised $299,570 in gross proceeds. The offering was conducted by the Company and no commission was paid on the sale of the shares. The proceeds will be used for general corporate purposes and in part to replenish the capital contributed by the Company in connection with the establishment of First Community Bank of Fort Wayne.

    6.  SUBSEQUENT EVENT

        On July 10, 2000 the Office of Thrift Supervision issued a letter which formally designated the Bank to be in "troubled condition" based upon the preliminary findings of the OTS' then ongoing examination of the Bank. The OTS expressed supervisory concern relating to the Bank's management, operating losses, interest rate risk sensitivity, internal controls and loan documentation. Pursuant to the letter, the Bank is subject to the following restrictions: (i) no increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without prior written approval of the OTS,
        (ii) prior OTS approval of all executive compensation and agreements and the hiring of any executive officer, director or consultant or changing the responsibilities of any current executive officer, (iii) prior notice to the OTS of all transactions between the Bank and its affiliates, (iv) prior OTS approval of all transactions between the Bank and third parties outside the normal course of business and (v) no golden parachute payments by the Bank, unless permissible pursuant to applicable law. The Company and the Bank are taking action to address the concerns set forth in this letter. The growth restrictions imposed by the OTS may have a material adverse effect on the Bank's operations.

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

FINANCIAL CONDITION:
--------------------

Total assets at June 30, 2000, were $174,920,000, an increase of $43,856,000 from total assets of $131,064,000 at June 30, 1999. Investment securities at June 30, 2000 were $36,963,900, an increase of $17,282,000 from $19,681,000 at
June 30, 1999. The Bank's investment portfolio is used to maintain adequate liquidity and to reduce the Bank's interest rate sensitivity. The Bank's current investment strategy also includes acquiring securities with favorable risk-based capital treatment to continue to enhance the capital adequacy of the Bank as well as repricing opportunities which results in less volatility in fair value caused by changing market rates. Total net loans receivable increased from $92,183,000 at June 30, 1999 to $117,215,000 at June 30, 2000. Residential
mortgages at June 30, 2000 were $44,937,000, an increase of $156,000 from $44,781,000 at June 30, 1999. Commercial loans and Commercial loans secured with real estate were $48,967,000 at June 30, 2000 compared to $30,639,000 at June 30, 1999. Consumer and home equity loans increased $6,826,000 to $24,402,000 at June 30, 2000. The Company has structured its loan portfolio to resemble that of a commercial bank rather than that of a traditional thrift which is consistent with the Company's Business Plan. Non-residential loans typically present shorter maturities than do residential loans, offering higher yields, with less interest rate risk due to their shorter duration.

                                                     JUNE 30,          JUNE 30,
                                                         2000              1999

Residential mortgages                           $  44,936,960     $  44,781,008
Commercial loans secured by real estate            32,230,387        24,830,981
Commercial and agriculture                         16,736,740         5,808,468
Consumer loans                                     21,673,985        15,575,055
Home equity loans                                   2,728,328         2,000,771
    Less allowance for loan losses                 (1,091,301)         (790,836)
                                                -------------     -------------
Total loans receivable, net                     $ 117,215,099     $  92,205,447
                                                =============     =============


                                                     JUNE 30,          JUNE 30,
                                                         2000              1999

Non-performing loans consists of the following:
    Non-accrual loans                           $     520,591     $     816,952
    Real estate owned - net                            12,672            65,377
                                                -------------     -------------

Total non-performing loans                      $     533,263     $     882,329
                                                =============     =============

Non-performing loans to total loans                      0.46%             0.67%


The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At June 30, 2000 loans in non-accruing status were $521,000, a decrease of $296,000 from June 30, 1999. The Bank's real estate owned, containing properties foreclosed upon, has decreased to $13,000 at June 30, 2000 compared to $65,000 at June 30, 1999.

Total liabilities at June 30, 2000 were $159,590,000, an increase of $44,546,000 compared to $115,044,000 at June 30, 1999. Deposits at June 30, 2000 were $120,658,000 compared to $82,516,000 at June 30, 1999, an increase of
$38,142,000.

Shareholders' equity at June 30, 2000 was $15,329,000, a decrease of ($691,000) compared to June 30, 1999. This decrease is the result of an operating loss along with net unrealized losses on available for sale securities. The decreases due to the net unrealized losses on available-for-sale securities and the operating loss were partially offset by the net cash proceeds of approximately $300,000 from a private placement completed in the second quarter.

Activity in the allowance for loan losses consists of the following:


                                                    SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED
                                                      JUNE 30,        JUNE 30,
                                                          2000            1999

Balance, beginning of period                       $   854,985     $   750,022
Add:
Provision for loan losses                              275,000          90,000
Recoveries of loans previously charged off                 110             597
Less:  Gross charge-offs:
Residential real estate loans                                0         (30,118)
Consumer/Commercial loans                              (38,794)        (19,665)
                                                   -----------     -----------

Balance, end of period                             $ 1,091,301     $   790,836
                                                   ===========     ===========

Net charge-offs to total average loans outstanding        0.07%           0.11%

Allowance to total average loans outstanding              0.95%           0.87%



Allowance for loan losses at June 30, 2000 was $1,091,000, an increase of $300,000 from June 30, 1999. The Company has increased its allowance for loan losses due to overall portfolio growth and to recognize the incremental inherent risks in diversifying the portfolio into non-residential lending. Historically, such loans do exhibit higher charge-off rates than do residential mortgages. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs.

RESULTS OF OPERATIONS:  Three Month Period Ended June 30, 2000
--------------------------------------------------------------

During the three month period ended June 30, 2000, net earnings decreased to a net loss of ($259,000) compared to a net loss of ($11,000) during the three month period ended June 30, 1999. This decrease includes an increase in net interest income before provision for loan losses of $177,000, a decrease in non-interest income of ($56,000), and an increase in non-interest expenses of $381,000, and an increase in provision for loan losses of $155,000. Non-interest income in 1999 included $91,000 in securities gains. Non-interest expenses have increased over the prior three month period due to the Company's growth strategies. Salaries and benefits costs have increased $160,000 over 1999, in part due to additional staffing retained to operate the two Fort Wayne facilities which commenced operations in September 1999. Premises and equipment costs have increased $74,000 over 1999 due to additional leases and depreciation of equipment in Fort Wayne, increased lease costs at the remodeled and expanded Morristown facility, and increased depreciation from remodeling and equipment related to the Main office. Data processing expenses have increased over 1999 by $34,000, much of this increase is due to increased volumes of accounts and transactions, and also additional monthly charges due to additional branch automation equipment and communications lines required to conduct business in the Fort Wayne facilities. Advertising and promotional expenditures increased $53,000 over 1999 as the Company has pursued growth both in Shelby County and the Fort Wayne markets.

Net interest income after provision for loan losses was $1,002,000 for the three month period ended June 30, 2000, compared to $979,000 for the three month period ended June 30, 1999, an increase of $23,000. Net interest income before provision for loan losses increased $177,000 to $1,201,000 compared to $1,024,000 for the three month period ended June 30, 2000 and 1999, respectively.

Interest income increased $878,000 from $2,249,000 for the three month period ended June 30, 1999 to $3,127,000 for the three month period ended June 30, 2000. Interest income from loans was $2,475,000 for the three month period ended June 30, 2000, an increase of $588,000 over the same period in 1999. The increase in loan interest income consists of a favorable variance of $449,000 due to higher loan balances and a favorable rate variance of $139,000. Interest income on investment securities increased $291,000 to $583,000 for the three month period ended June 30, 2000, resulting from a favorable variance of $271,000 due to a larger portfolio and a favorable rate variance of $20,000 due to higher yields. Interest income on interest bearing deposits decreased $25,000 to $26,000 for the three month period ended June 30, 2000, resulting from an unfavorable variance of $39,000 due to smaller balances and a favorable rate variance of $14,000 due to higher yields. Income from stock held in the Federal Home Loan Bank of Indianapolis increased $24,000 to $43,000 due to increased holdings. Interest expense for the three month period ended June 30, 2000 was $1,925,000 compared to $1,225,000 for the three month period ended June 30, 1999. Interest expense on deposit accounts increased from $950,000 for the three month period ended June 30, 1999 to $1,451,000 for the three month period ended June 30, 2000. The increase in interest expense on deposits consists of a $324,000 increase due to increased deposit balances and a $177,000 increase due to increased market rates and a higher average level of certificates of deposit balances compared to 1999. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $474,000 for 2000 compared to $274,000 for 1999. The increase in balances related to FHLB advances accounts for an increase of $143,000 and a $57,000 unfavorable rate variance due to increased rates associated with short-term borrowings.

Total non-interest income was $144,000 for the three month period ended June 30, 2000, compared to $200,000 for the same period in 1999. However, included in the 1999 non-interest income was $91,000 in gains recognized from the sale of available-for-sale securities.

Non-interest expense totaled $1,551,000 for the three month period ended June 30, 2000 compared to $1,170,000 for the same period in 1999. Salaries and benefits costs have increased $160,000 over 1999, in part due to additional staffing retained to operate the two Fort Wayne facilities. Premises and equipment costs have increased $74,000 over 1999 with additional leases and depreciation of equipment in Fort Wayne, increased lease costs related to the remodeled and expanded Morristown facility, and increased depreciation for remodeling and equipment at the Main office. Data processing expenses have increased over 1999 by $34,000, much of this increase is due to increased volumes of accounts and transactions, and also additional monthly charges due to additional branch automation equipment and communication lines required to conduct business in the Fort Wayne facilities. Advertising and promotional expenditures increased $53,000 over 1999 as the Company has pursued growth both in Shelby County and the Fort Wayne markets.

RESULTS OF OPERATIONS:  Six Month Period Ended June 30, 2000
------------------------------------------------------------

During the six month period ended June 30, 2000, net earnings decreased to a net loss of ($396,000) compared to net income of $93,000 during the six month period ended June 30, 1999. This decrease includes an increase in net interest income before provision for loan losses of $307,000, a decrease in non-interest income of ($213,000), and an increase in non-interest expenses of $737,000, and an increase in provision for loan losses of $185,000. Non-interest income in 1999 included $248,000 in securities gains. Non-interest expenses have increased in several key areas related to the Company's growth strategies. Salaries and benefits costs have increased $338,000 over 1999, in part due to additional staffing retained to operate the two Fort Wayne facilities. Premises and equipment costs have increased $148,000 over 1999 with additional leases and depreciation of equipment in Fort Wayne, increased lease costs related to the remodeled and expanded Morristown facility, and increased depreciation for remodeling and equipment at the Main office. Data processing expenses have increased over 1999 by $57,000, much of this increase is due to increased volumes of accounts and transactions, and also additional monthly charges due to additional branch automation equipment and communications lines required to conduct business in the Fort Wayne facilities. Advertising and promotional expenditures increased $96,000 over 1999 as the Company has pursued growth both in Shelby County and the Fort Wayne markets.

Net interest income was $2,039,000, after provision for loan losses, for the six month period ended June 30, 2000, compared to $1,917,000 for the six month period ended June 30, 1999, an increase of $122,000. Net interest income before provision for loan losses increased $307,000 to $2,314,000 compared to $2,007,000 for the six month period ended June 30, 2000 and 1999, respectively.

Interest income increased $1,553,000 from $4,465,000 for the six month period ended June 30, 1999 to $6,018,000 for the six month period ended June 30, 2000. Interest income from loans was $4,798,000 for the six month period ended June 30, 2000, an increase of $1,084,000 over the same period in 1999. The increase in loan interest income consists of a favorable variance of $923,000 due to higher loan balances and a favorable rate variance of $141,000, and a $20,000 favorable calendar variance. Interest income on investment securities increased $471,000 to $1,022,000 for the six months ended June 30, 2000, resulting from a favorable variance of $372,000 due to a larger portfolio and a favorable rate variance of $96,000 due to higher yields and a $3,000 favorable calendar variance. Interest income on interest bearing deposits decreased $43,000 to $112,000 for the six months ended June 30, 2000, resulting from an unfavorable variance of $101,000 due to smaller balances and a favorable rate variance of $57,000 due to higher yields and a $1,000 favorable calendar variance. Income from stock held in the Federal Home Loan Bank of Indianapolis increased $40,000 to $86,000 due to increased holdings. Interest expense for the six month period ended June 30, 2000 was $3,704,000 compared to $2,459,000 for the six month period ended June 30, 1999. Interest expense on deposit accounts increased from $1,889,000 for the six month period ended June 30, 1999 to $2,774,000 for the six month period ended June 30, 2000. The increase in interest expense on deposits consists of a $597,000 increase due to increased deposit balances and a $277,000 increase due to increased market rates and a higher level of certificates of deposit balances compared to 1999 and an $11,000 unfavorable calendar variance. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $930,000 for 2000 compared to $569,000 for 1999. The increase in balances related to FHLB advances accounts for an increase of $273,000, an $85,000 unfavorable rate variance due to increased rates associated with short-term borrowings, and a $3,000 unfavorable calendar variance. The calendar variance results from an extra day in 2000 due to leap year.

Total non-interest income was $236,000 for the six month period ended June 30, 2000, compared to $450,000 for the same period in 1999. However, included in the 1999 non-interest income was $248,000 in gains recognized from the sale of available-for-sale securities.

Non-interest expense totaled $2,878,000 for the six month period ended June 30, 2000 compared to $2,141,000 for the same period in 1999. Salaries and benefits costs have increased $338,000 over 1999, in part due to additional staffing retained to operate the two Fort Wayne facilities. Premises and equipment costs have increased $148,000 over 1999 with additional leases and depreciation of equipment in Fort Wayne, increased lease costs related to the remodeled and expanded Morristown facility, and increased depreciation for remodeling and equipment at the Main office. Data processing expenses have increased over 1999 by $57,000, much of this increase is due to increased volumes of accounts and transactions, and also additional monthly charges due to additional branch automation equipment and communications lines required to conduct business in the Fort Wayne facilities. Advertising and promotional expenditures increased $96,000 over 1999 as the Company has pursued growth both in Shelby County and the Fort Wayne markets.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At June 30, 2000, the Bank satisfied all capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 2000 based on capital regulations currently in effect for savings institutions.

                                   TANGIBLE          CORE     RISK-BASED
                                    CAPITAL       CAPITAL        CAPITAL

Regulatory capital                  $10,941       $10,941        $12,032
Minimum capital requirement           2,564         5,128          9,246
                                    -------       -------        -------
Excess capital                      $ 8,377       $ 5,813        $ 2,786
                                    =======       =======        =======

Regulatory capital ratio              6.40%         6.40%         10.41%
Required capital ratio                1.50%         3.00%          8.00%
                                    -------       -------        -------
Ratio excess                          4.90%         3.40%          2.41%
                                    =======       =======        =======


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At June 30, 2000, its regulatory liquidity ratio was 27.06%.

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

       Item 2. Changes in Securities and Use of Proceeds
               -----------------------------------------

               In April 2000, the Company sold 49,913 shares of its common stock in a private placement at an offering price of $6.00 per share. The Company raised $299,570 in gross proceeds. The offering was conducted by the Company and no commission was paid on the sale of the shares. The proceeds will be used for general corporate purposes and in part to replenish the capital contributed by the Company in connection with the establishment of First Community Bank of Fort Wayne.

               The private placement was not registered under the Securities Act of 1933, as amended (the "Securities Act"), and was made in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. The offers and sales were made without public solicitation, and the stock certificates bear restrictive legends. The purchasers of the shares were accredited investors.

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

       Item 5. Other information
               -----------------

               On June 27, 2000, Robert C. Reed, Vice-Chairman of the Company and President and Chief Executive Officer of the Company and the Bank, was placed on administrative leave pending the completion of an internal review of certain at the Bank involving Mr. Reed. On June 28, 2000, the Bank informed the Office of Thrift Supervision that Mr. Reed had been placed on administrative leave.

               On July 10, 2000 the Office of Thrift Supervision issued a letter which formally designated the Bank to be in "troubled condition" based upon the preliminary findings of the OTS' then ongoing examination of the Bank. The OTS expressed supervisory concern relating to the Bank's management, operating losses, interest rate risk sensitivity, internal controls and loan documentation. Pursuant to the letter, the Bank is subject to the following restrictions: (i) no increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without prior written approval of the OTS,
               (ii) prior OTS approval of all executive compensation and agreements and the hiring of any executive officer, director or consultant or changing the responsibilities of any current executive officer, (iii) prior notice to the OTS of all transactions between the Bank and its affiliates, (iv) prior OTS approval of all transactions between the Bank and third parties outside the normal course of business and (v) no golden parachute payments by the Bank, unless permissible pursuant to applicable law.

               On July 19, 2000, the Chairman of the Company and the Bank called a special meeting of the Boards of Directors of the Company and the Bank to be held on July 21, 2000, for the purpose of removing Mr. Reed as a director and officer of the Bank and as an officer of the Company. On July 20, 2000, Mr. Reed tendered his resignation and attempted to terminate his employment pursuant to his employment agreement. The Boards of Directors of the Company and the Bank found no basis for accepting Mr. Reed's resignation and termination of employment under his employment agreement. On July 21, 2000, based upon the internal review and other matters, the Boards of Directors of the Company and the Bank removed Mr. Reed as Vice-Chairman, President and Chief Executive Officer of the Company and as the President, Chief Executive Officer and as a director of the Bank. The Company and the Bank have not agreed to make any severance payments to Mr. Reed in connection with his removal and termination of his employment agreement.

               Mr. Steven R. Abel, a director of the Company for three years and the Chairman of the Board of Directors, has been appointed acting President and Chief Executive Officer of the Company and the Bank. Mr. Abel previously served as Vice President of Fifth Third Bank of Central Indiana and its predecessor and served on their management teams. His banking career began in 1974.

               The Company has experienced significant growth since the acquisition of the Bank in June 1998. Accordingly, the growth restrictions imposed by the OTS may have a material adverse effect on the Bank's business strategy to grow its operations in the Fort Wayne market. The Company and the Bank have been taking action to address the concerns set forth in the letter. In particular, a committee of the Board of Directors has been formed to search for a permanent President and Chief Executive Officer for the Company and the Bank. Further, Larry Toombs, the former Executive Vice President of the Company and the Bank, has been retained as a consultant to assist the Bank prior to the employment of a permanent President and Chief Executive Officer. The Company is also focusing on reducing the non-interest expenses of the Bank through a detailed review and analysis of these expenses.

               Although no direct losses have been discovered during the internal review, other than the loss of interest on certain undocumented loans, additional charges have been incurred. Due to the findings of the internal review, the scope of the assessment of adequacy of loan loss reserves was expanded, resulting in additional reserves being taken in the second quarter. In addition, the Company has incurred charges related to professional firms participating in the internal review.

       Item 6. Exhibits and Reports on Form 8-K
               --------------------------------

               (1)     Exhibit 27--Financial Data Schedule
               (2)     The Company filed Form 8-K on July 21, 2000.

                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                       Blue River Bancshares, Inc.



Date:  August 14, 2000                 By: /s/ Bradley A. Long
                                           ----------------------------
                                           Bradley A. Long, Vice President,
                                           Chief Financial Officer and Treasurer