Form 10QSB
period 2000-09-30
BLUE RIVER BANCSHARES INC
filed 2000-11-06
CIK 1055870

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

As of September 30, 2000, there were 1,549,913 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):            Yes            No  X
                            ---           ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION:

        Item 1. Financial Statements:

                Consolidated Statement of Financial Condition (Unaudited)
                as of September 30, 2000                                    3

                Consolidated Statement of Operations (Unaudited)
                three months period ended September 30, 2000 and 1999       4

                Consolidated Statement of Operations (Unaudited)
                nine months period ended September 30, 2000 and 1999        5

                Consolidated Statements of Cash Flows (Unaudited)
                nine months period ended September 30, 2000 and 1999        6

                Notes to Consolidated Financial Statements (Unaudited)    7-9

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                               10-15

PART II.        OTHER INFORMATION:                                         16

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

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                            AS OF SEPTEMBER 30, 2000
                            ------------------------

ASSETS
------
    Cash and due from banks                                                $   4,908,015
    Interest-bearing deposits with banks                                       3,781,737
    Investment securities available for sale                                  26,023,825
    Investment securities held to maturity                                       328,289
    Loans receivable, net                                                    114,741,020
    Stock of FHLB Indianapolis                                                 2,153,000
    Accrued interest receivable                                                1,130,935
    Deferred and refundable income taxes                                       1,504,070
    Premises and equipment, net                                                2,992,831
    Prepaid expenses and other assets                                            647,728
    Goodwill, net                                                              2,694,596
                                                                           -------------
TOTAL ASSETS                                                               $ 160,906,046
                                                                           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
    Deposits                                                               $ 127,274,608
    FHLB advances                                                             17,500,000
    Accrued expenses and other liabilities                                       570,033
    Accrued interest payable                                                   1,092,501
                                                                           -------------
Total liabilities                                                            146,437,142
                                                                           -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Common stock, without par value: 1,549,913 shares
        issued and outstanding                                                16,568,618
    Accumulated deficit                                                       (1,757,282)
    Unrealized loss on available for sale securities, net of income taxes       (342,432)
                                                                           -------------
Total shareholders' equity                                                    14,468,904
                                                                           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 160,906,046
                                                                           =============

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
          -------------------------------------------------------------

                                                                               2000              1999
                                                                               ----              ----
INTEREST INCOME:
----------------
    Loans receivable                                                    $ 2,622,745       $ 2,058,918
    Securities                                                              538,229           351,071
    Interest-bearing deposits                                                31,392            35,323
    Dividends from FHLB                                                      46,002            29,811
                                                                        -----------       -----------
Total interest income                                                     3,238,368         2,475,123
                                                                        -----------       -----------

INTEREST EXPENSE:
-----------------
    Interest expense on deposits                                          1,658,416         1,110,444
    Interest expense on FHLB and other borrowings                           384,461           266,102
                                                                        -----------       -----------
Total interest expense                                                    2,042,877         1,366,546
                                                                        -----------       -----------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                             1,195,491         1,108,577
PROVISION FOR LOAN LOSSES                                                 1,312,931            75,000
                                                                        -----------       -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                             (117,440)         1,033,577
                                                                        -----------       -----------

NON-INTEREST INCOME:
--------------------
    Service charges and fees                                                 69,082            51,516
    Gain/(loss) on sale of available-for-sale securities                   (34,452)             1,247
    Other                                                                    35,804            15,564
                                                                        -----------       -----------
Total non-interest income                                                    70,434            68,327
                                                                        -----------       -----------

NON-INTEREST EXPENSE:
---------------------
    Salaries and employee benefits                                          611,211           570,267
    Premises and equipment                                                  182,996           165,499
    Federal deposit insurance                                                29,165            30,488
    Data processing                                                         127,899            92,436
    Advertising and promotion                                                37,561            82,093
    Bank fees and charges                                                    19,082            22,963
    Directors fees                                                           28,500            28,831
    Professional fees                                                       205,689            95,827
    Stationery, supplies and printing                                        15,173            55,568
    Goodwill amortization                                                    53,104            53,103
    Other                                                                   138,412           170,473
                                                                        -----------       -----------
Total non-interest expense                                                1,448,792         1,367,548
                                                                        -----------       -----------

LOSS BEFORE INCOME TAXES                                                (1,495,798)         (265,644)

INCOME TAX BENEFIT                                                        (578,049)          (87,777)
                                                                        -----------       -----------

NET LOSS                                                                 $(917,749)        $(177,867)
                                                                        ===========       ===========

BASIC AND DILUTIVE LOSS PER SHARE                                           $(0.59)           $(0.12)

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
          ------------------------------------------------------------

                                                                               2000              1999
                                                                               ----              ----
INTEREST INCOME:
----------------
    Loans receivable                                                    $ 7,421,048       $ 5,773,195
    Securities                                                            1,559,844           901,835
    Interest-bearing deposits                                               143,857           190,357
    Dividends from FHLB                                                     131,651            75,221
                                                                        -----------       -----------
Total interest income                                                     9,256,400         6,940,608
                                                                        -----------       -----------

INTEREST EXPENSE:
-----------------
    Interest expense on deposits                                          4,432,191         2,989,799
    Interest expense on FHLB and other borrowings                         1,314,378           835,246
                                                                        -----------       -----------
Total interest expense                                                    5,746,569         3,825,045
                                                                        -----------       -----------

NET INTEREST INCOME BEFORE
    PROVISION FOR LOAN LOSSES                                             3,509,831         3,115,563
PROVISION FOR LOAN LOSSES                                                 1,587,931           165,000
                                                                        -----------       -----------

NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                             1,921,900         2,950,563
                                                                        -----------       -----------

NON-INTEREST INCOME:
--------------------
    Service charges and fees                                                186,993           173,482
    Gain/(loss) on sale of available-for-sale securities                   (34,452)           249,500
    Other                                                                   154,321            95,263
                                                                        -----------       -----------
Total non-interest income                                                   306,862           518,245
                                                                        -----------       -----------

NON-INTEREST EXPENSE:
---------------------
    Salaries and employee benefits                                        1,726,895         1,348,095
    Premises and equipment                                                  583,756           418,539
    Federal deposit insurance                                                83,632           154,026
    Data processing                                                         358,113           265,651
    Advertising and promotion                                               202,246           150,899
    Bank fees and charges                                                    62,233            57,209
    Directors fees                                                           82,800            82,831
    Professional fees                                                       538,147           407,931
    Stationery, supplies and printing                                        69,411           119,290
    Goodwill amortization                                                   159,310           152,974
    Other                                                                   460,394           350,955
                                                                        -----------       -----------
Total non-interest expense                                                4,326,937         3,508,400
                                                                        -----------       -----------

LOSS BEFORE INCOME TAXES                                                (2,098,175)          (39,592)

INCOME TAX BENEFIT                                                        (784,450)            44,911
                                                                        -----------       -----------

NET LOSS                                                               $(1,313,725)         $(84,503)
                                                                       ============       ===========

BASIC AND DILUTIVE LOSS PER SHARE                                           $(0.86)           $(0.06)

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
          ------------------------------------------------------------


                                                                       Nine Months        Nine Months
                                                                          Ended              Ended
                                                                      September 30,      September 30,
                                                                          2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (1,313,725)        $  (84,503)
        Adjustments to reconcile net loss to net cash from
        operating activities
        Depreciation and amortization                                         381,886            593,054
        Provision for loan losses                                           1,587,931            165,000
        Loss/(Gain) on sale of available-for-sale securities                   34,452          (248,252)
        Loss/(Gain) on sale of loans                                            9,998
    Changes in assets and liabilities:
        Accrued interest receivable                                          (88,249)          (464,545)
        Other assets                                                        (935,442)          (493,124)
        Other liabilities                                                     900,234            141,898
                                                                        -------------        -----------
Net cash from operating activities                                            577,085          (390,472)
                                                                        -------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan originations, net of principal repayments                        (6,973,948)       (21,016,871)
    Investment in FHLB stock                                                                   (129,900)
    Principal maturities collected on securities                            2,922,514          3,482,226
    Capital expenditures                                                     (74,366)        (1,289,459)
    Proceeds from sale of loans                                             1,687,848          5,639,634
    Purchases of available-for-sale securities                           (14,114,386)       (31,697,672)
    Proceeds from sale of available-for-sale securities                     9,551,642          2,964,336
                                                                        -------------        -----------
Net cash used in investing activities                                     (7,000,696)       (42,047,706)
                                                                        -------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from FHLB advances and other borrowings                       79,675,000         53,800,000
    Payment of FHLB advances and other borrowings                        (96,783,800)       (57,900,000)
    Net increase in deposits                                               24,629,237         31,769,965
    Proceeds from issuance of Common Stock                                    309,936             47,441
                                                                        -------------        -----------
Net cash from financing activities                                          7,830,373         27,717,406
                                                                        -------------        -----------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                             1,406,762       (14,720,772)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   7,282,990         19,232,359
                                                                        -------------        -----------

CASH AND EQUIVALENTS, END OF PERIOD                                       $ 8,689,752         $4,511,587
                                                                        =============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                         $ 4,835,000         $3,023,000
    Income taxes paid                                                               0            196,000


See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
          ------------------------------------------------------------


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

        The accompanying consolidated interim financial statements at September 30, 2000, the three month periods ended September 30, 2000 and 1999, and the nine month periods ended September 30, 2000 and 1999, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

    2.  ALLOWANCE FOR LOAN LOSS

        Activity in the allowance for loan losses consists of the following:

                                                         NINE MONTHS       NINE MONTHS
                                                               ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                2000              1999
       Balance, beginning of period                        $ 854,985         $ 750,022
       Add:
       Provision for loan losses                           1,587,931           165,000
       Recoveries of loans previously charged off              1,660             1,325
       Less:  Gross charge-offs:
       Residential real estate loans                       (337,365)          (37,481)
       Consumer/Commercial loans                           (191,823)          (96,845)
                                                         -----------         ---------

       Balance, end of period                            $ 1,915,388         $ 782,021
                                                         ===========         =========

       Net charge-offs to total average loans outstanding      0.46%             0.19%

       Allowance to total average loans outstanding            1.65%             0.83%

        The allowance for loan losses at September 30, 2000 was $1,915,000, an increase of $1,060,000 from December 31, 1999. The Company has increased its allowance for loan losses due to overall portfolio growth and to recognize the incremental inherent risks in diversifying the portfolio into non-residential lending. Historically, such loans do exhibit higher charge-off rates than do residential mortgages. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. The Bank has previously reported that Robert C. Reed was removed as Vice-Chairman of Blue River and as the President and Chief Executive Officer of Blue River and the Bank as the result of an internal review of certain matters at the Bank involving Mr. Reed. As a result of the internal investigation, all loans related to Mr. Reed have been reviewed. This loan review included establishing specific reserves allocated to specific borrowers based upon the risks of each credit relationship.
        The risk levels were established based upon the borrowers' debt servicing capabilities, the Bank's collateral position on the loans, and adherence to customary documentation standards. Based upon that review, the Bank determined that it was appropriate to increase the allowance for loan losses by $819,000 and to charge-off $444,000 in loans. In order to facilitate the increase in allowance, while absorbing the effect of the charged-off loans, the Bank charged $1,263,000 against earnings in the form of provisions for loan loss.

    3.  COMPREHENSIVE INCOME

        In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the nine month periods ended September 30, 2000 and 1999.

                                                                    Nine Months       Nine Months
                                                                          Ended             Ended
                                                                  September 30,     September 30,
                                                                           2000              1999
       Other comprehensive income before tax:

           Net unrealized gains/(losses) on available-for-sale
           securities                                                 $ 124,027       $ (877,806)
           Less: reclassification adjustment for (gains)/losses
           realized in net income                                        34,452         (248,252)
                                                                      ---------       -----------

           Other comprehensive income/(loss) before income taxes        158,479       (1,126,058)
           Income tax expense/(benefit) related to items of other
           comprehensive income                                          63,010         (447,710)
                                                                      ---------       -----------

       Other comprehensive income/(loss), net of tax                   $ 95,469       $ (678,348)
                                                                      =========       ===========


    4.  NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivates, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We have appointed an individual to implement SFAS 133 for the Company. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on Blue River's consolidated results of operations, financial position or cash flows.

    5.  SEGMENT INFORMATION

        In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, Community Banking.

    6.  SHAREHOLDERS' EQUITY

        In April 2000, the Company sold 49,913 shares of its common stock in a private placement at an offering price of $6.00 per share. The Company raised $299,570 in net proceeds. The offering was conducted by the Company and no commission was paid on the sale of the shares. The proceeds will be used for general corporate purposes and in part to replenish the capital contributed by the Company in connection with the establishment of First Community Bank of Fort Wayne.

    7.  RECENT DEVELOPMENTS

        On June 27, 2000, Robert C. Reed, Vice-Chairman of the Company and President and Chief Executive Officer of the Company and the Bank, was placed on administrative leave pending the completion of an internal review of certain matters relating to unreconciled items at the Bank involving Mr. Reed. On June 28, 2000, the Bank informed the Office of Thrift Supervision that Mr. Reed had been placed on administrative leave.

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

        The growth restrictions imposed by the OTS may have a material adverse effect on the Bank's operations. The Company and the Bank are taking action to address the concerns set forth in the letter.

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

FINANCIAL CONDITION:
--------------------

Total assets at September 30, 2000, were $160,906,000, an increase of $7,457,000 from total assets of $153,449,000 at December 31, 1999, and an increase of $959,000 from September 30, 1999. Investment securities at September 30, 2000 were $26,352,000, an increase of $1,764,000 from $24,588,000 at December 31,
1999, and a decrease of $16,177,000 from September 30, 1999. The Bank's investment portfolio is used to maintain adequate liquidity and to reduce the Bank's interest rate sensitivity. The Bank's current investment strategy also includes acquiring securities with favorable risk-based capital treatment to continue to enhance the capital adequacy of the Bank as well as repricing opportunities which results in less volatility in fair value caused by changing market rates. Total net loans receivable increased from $111,114,000 at December 31, 1999 to $114,741,000 at September 30, 2000, and increased $11,290,000 from
September 30, 1999.

Total liabilities at September 30, 2000 were $146,437,000, an increase of $8,365,000 compared to $138,072,000 at December 31, 1999 and an increase of $2,249,000 from September 30, 1999. Deposits at September 30, 2000 were $127,275,000 compared to $102,701,000 at December 31, 1999, an increase of $24,574,000, and an increase of $6,355,000 from September 30, 1999.

Shareholders' equity at September 30, 2000 was $14,469,000, a decrease of ($908,000) compared to December 31, 1999, and a decrease of $1,289,000 from September 30, 1999. This decrease is the result of an operating loss offset by a reduction in net unrealized losses on available for sale securities. This decrease was partially offset by the net cash proceeds of approximately $300,000 from a private placement completed in the second quarter.

                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                        2000              1999

Residential mortgages                                            $45,832,991      $ 46,205,206
Commercial loans secured by real estate                           34,513,746        25,168,348
Commercial and agriculture                                        16,697,037        10,534,927
Consumer loans                                                    16,879,571        19,808,517
Home equity loans                                                  2,733,063         2,515,792
    Less allowance for loan losses                               (1,915,388)         (782,021)
                                                               -------------     -------------
Total loans receivable, net                                    $ 114,741,020     $ 103,450,769
                                                               =============     =============

Residential mortgages at September 30, 2000 were $45,833,000, a decrease of ($372,000) from $46,205,000 at September 30, 1999. Commercial loans and Commercial loans secured with real estate were $51,211,000 at September 30, 2000 compared to $35,703,000 at September 30, 1999. Consumer and home equity loans decreased ($2,711,000) to $19,613,000 at September 30, 2000. The Company has structured its loan portfolio to resemble that of a commercial bank rather than that of a traditional thrift which is consistent with the Company's Business Plan. Non-residential loans typically present shorter maturities than do residential loans, offering higher yields, with less interest rate risk due to their shorter duration.

                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                        2000              1999
Non-performing loans consists of the following:
    Non-accrual loans                                               $686,429        $1,387,852
    Real estate owned - net                                           12,672            12,672
                                                                    --------        ----------

Total non-performing loans                                          $699,101        $1,400,524
                                                                    ========        ==========

Non-performing loans to total loans                                    0.60%             1.34%


The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At September 30, 2000 loans in non-accruing status were $686,000, a decrease of $701,000 from September 30, 1999. The Bank's real estate owned, containing properties foreclosed upon, is unchanged when compared to $13,000 at September 30, 1999.

Activity in the allowance for loan losses consists of the following:


                                                                 NINE MONTHS       NINE MONTHS
                                                                       ENDED             ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                        2000              1999
Balance, beginning of period                                       $ 854,985         $ 750,022
Add:
Provision for loan losses                                          1,587,931           165,000
Recoveries of loans previously charged off                             1,660             1,325
Less:  Gross charge-offs:
Residential real estate loans                                      (337,365)          (37,481)
Consumer/Commercial loans                                          (191,823)          (96,845)
                                                                 -----------         ---------

Balance, end of period                                           $ 1,915,388         $ 782,021
                                                                 ===========         =========

Net charge-offs to total average loans outstanding                     0.46%             0.19%

Allowance to total average loans outstanding                           1.65%             0.83%

The allowance for loan losses at September 30, 2000 was $1,915,000, an increase of $1,060,000 from December 31, 1999. The Company has increased its allowance for loan losses due to overall portfolio growth and to recognize the incremental inherent risks in diversifying the portfolio into non-residential lending. Historically, such loans do exhibit higher charge-off rates than do residential mortgages. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. The Bank has previously reported that Robert C. Reed was removed as Vice-Chairman of Blue River and as the President and Chief Executive Officer of Blue River and the Bank as the result of an internal review of certain matters at the Bank involving Mr. Reed. As a result of the internal investigation, all loans related to Mr. Reed have been reviewed. This loan review included establishing specific reserves allocated to specific borrowers based upon the risks of each credit relationship. The risk levels were established based upon the borrowers' debt servicing capabilities, the Bank's collateral position on the loans, and adherence to customary documentation standards. Based upon that review, the Bank determined that it was appropriate to increase the allowance for loan losses by $819,000 and to charge-off $444,000 in loans. In order to facilitate the increase in allowance, while absorbing the effect of the charged-off loans, the Bank charged $1,263,000 against earnings in the form of provisions for loan loss. The allocated allowances to loans made by Mr. Reed increased $783,000 over June 30, 2000 levels. Of the $1,263,000 charged against quarterly earnings, $1,227,000 resulted from the $444,000 in charged-off loans and the $783,000 in allocated reserves attributed to Mr. Reed.

RESULTS OF OPERATIONS:  Three Months Period Ended September 30, 2000
--------------------------------------------------------------------

During the three month period ended September 30, 2000, net earnings decreased to a net loss of ($918,000) compared to a net loss of ($178,000) during the three month period ended September 30, 1999. Net income before taxes declined ($1,230,000) to a net loss before tax of ($1,496,000) compared to a net loss before tax of ($266,000) for the three months ended September 30, 1999. This difference is comprised mostly of the increase in provision for loan losses of $1,238,000 recorded in the three months ended September 30, 2000. (See discussion of provision for loan losses above).

Net interest income before provision for loan losses improved $87,000 compared to the three months ended September 30, 1999. This gain in net interest income was offset by an increase in non-interest expenses of $81,000 over the three month period ended September 30, 1999. Non-interest income was increased $2,000 over the three month period ended September 30, 1999, however; this increase was reduced by ($34,000) in securities losses realized to restructure the Bank's balance sheet and to reduce interest rate sensitivity and improve capital ratios.

Interest income increased $763,000 from $2,475,000 for the three month period ended September 30, 1999 to $3,238,000 for the three month period ended September 30, 2000. Interest income from loans was $2,623,000 for the three month period ended September 30, 2000, an increase of $564,000 over the same period in 1999. The increase in loan interest income consists of a favorable volume variance of $352,000 due to an increase in average loan balances and a favorable rate variance of $212,000. Interest income on investment securities increased $187,000 to $538,000 for the three month period ended September 30, 2000, resulting from a favorable volume variance of $147,000 due to a larger average investment portfolio balance and a favorable rate variance of $40,000 due to higher yields. Interest income on interest bearing deposits decreased ($4,000) to $31,000 for the three month period ended September 30, 2000, resulting from an unfavorable variance of ($14,000) due to smaller balances and a favorable rate variance of $10,000 due to higher yields. Income from stock held in the Federal Home Loan Bank of Indianapolis increased $16,000 to $46,000 due to increased holdings. Interest expense for the three month period ended September 30, 2000 was $2,043,000 compared to $1,367,000 for the three month period ended September 30, 1999. Interest expense on deposit accounts increased from $1,100,000 for the three month period ended September 30, 1999 to $1,658,000 for the three month period ended September 30, 2000. The increase in interest expense on deposits consists of a $323,000 increase due to increased deposit balances and a $235,000 increase due to increased market rates and a higher average level of certificates of deposit balances compared to 1999. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $384,000 for 2000 compared to $266,000 for 1999. The increase in balances related to FHLB advances accounts for an increase of $44,000 and a $74,000 unfavorable rate variance due to increased rates associated with short-term borrowings.

Total non-interest income was $70,000 for the three month period ended September 30, 2000, compared to $68,000 for the same period in 1999. However, included in the 2000 non-interest income was a ($34,000) loss recognized from the sale of available-for-sale securities.

Non-interest expense totaled $1,449,000 for the three month period ended September 30, 2000 compared to $1,368,000 for the same period in 1999. Salaries and benefits costs increased $41,000 over 1999. Premises and equipment costs have increased $17,000 over 1999 with additional leases and depreciation of equipment in Fort Wayne, increased lease costs related to the remodeled and expanded Morristown facility, and increased depreciation for remodeling and equipment at the Main office. Data processing expenses have increased over 1999 by $35,000, much of this increase is due to increased volumes of accounts and transactions and improvements in technology used to increase efficiencies within the Bank. Advertising and promotional expenditures decreased ($45,000) compared to 1999. Professional fees increased $110,000 over the three month period ended September 30, 1999, including a portion of expenses incurred to conduct the internal investigation involving Mr. Reed. Stationery and supplies expenses were reduced ($40,000) from 1999, due in part to increased costs in 1999 related to the acquiring of items necessary to operate First Community Bank.

RESULTS OF OPERATIONS:  Nine Months Period Ended September 30, 2000
-------------------------------------------------------------------

During the nine month period ended September 30, 2000, net loss increased to a net loss of ($1,314,000) compared to a net loss of ($85,000) during the nine month period ended September 30, 1999. This increase includes an increase in net interest income before provision for loan losses of $394,000, a decrease in non-interest income of ($211,000), an increase in non-interest expenses of $819,000, and an increase in provision for loan losses of $1,423,000. Non-interest income in 1999 included $249,000 in securities gains. Non-interest expenses have increased in several key areas related to the Company's growth strategies. Salaries and benefits costs have increased $379,000 over 1999, in part due to additional staffing retained to operate the two Fort Wayne facilities. Premises and equipment costs have increased $165,000 over 1999 with additional leases and depreciation of equipment in Fort Wayne, increased lease costs related to the remodeled and expanded Morristown facility, and increased depreciation for remodeling and equipment at the Main office. Data processing expenses have increased over 1999 by $92,000, much of this increase is due to increased volumes of accounts and transactions, and also additional monthly charges due to additional branch automation equipment and communications lines required to conduct business in the Fort Wayne facilities. Advertising and promotional expenditures increased $51,000 over 1999 as the Company has pursued growth both in Shelby County and the Fort Wayne markets. Professional fees have increased $130,000 over 1999, with much of this increase related to the internal investigation.

Net interest income was $1,922,000, after provision for loan losses, for the nine month period ended September 30, 2000, compared to $2,951,000 for the nine month period ended September 30, 1999, a decrease of ($1,029,000). This reduction is due primarily to the increase in provision for loan losses of $1,423,000. Net interest income before provision for loan losses increased $394,000 to $3,510,000 compared to $3,116,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

Interest income increased $2,316,000 from $6,940,000 for the nine month period ended September 30, 1999 to $9,256,000 for the nine month period ended September 30, 2000. Interest income from loans was $7,421,000 for the nine month period ended September 30, 2000, an increase of $1,648,000 over the same period in 1999. The increase in loan interest income consists of a favorable variance of $1,276,000 due to higher average loan balances and a favorable rate variance of $351,000, and a $21,000 favorable calendar variance. Interest income on investment securities increased $658,000 to $1,560,000 for the nine months ended September 30, 2000, resulting from a favorable variance of $519,000 due to a larger portfolio and a favorable rate variance of $136,000 due to higher yields and a $3,000 favorable calendar variance. Interest income on interest bearing deposits decreased ($46,000) to $144,000 for the nine months ended September 30, 2000, resulting from an unfavorable variance of ($117,000) due to smaller balances and a favorable rate variance of $70,000 due to higher yields and a $1,000 favorable calendar variance. Income from stock held in the Federal Home Loan Bank of Indianapolis increased $56,000 to $132,000 due to increased holdings. Interest expense for the nine month period ended September 30, 2000 was $5,747,000 compared to $3,825,000 for the nine month period ended September 30, 1999. Interest expense on deposit accounts increased from $2,990,000 for the nine month period ended September 30, 1999 to $4,432,000 for the nine month period ended September 30, 2000. The increase in interest expense on deposits consists of a $917,000 increase due to increased deposit balances and a $847,000 increase due to increased interest rates and a higher level of certificates of deposit balances compared to 1999 and an $11,000 unfavorable calendar variance. Interest expense on advances from the Federal Home Loan Bank ("FHLB") increased to $1,314,000 for 2000 compared to $835,000 for 1999. The increase of $479,000 was due to a $310,000 volume variance due to an increase in average balances, a $166,000 unfavorable rate variance due to increased rates associated with short-term borrowings, and a $3,000 unfavorable calendar variance. The calendar variance results from an extra day in 2000 due to leap year.

Total non-interest income was $307,000 for the nine month period ended September 30, 2000, compared to $518,000 for the same period in 1999. However, included in the 1999 non-interest income was $249,000 in gains recognized from the sale of available-for-sale securities.

Non-interest expense totaled $4,327,000 for the nine month period ended September 30, 2000 compared to $3,508,000 for the same period in 1999. Salaries and benefits costs have increased $379,000 over 1999, in part due to additional staffing retained to operate the two Fort Wayne facilities. Premises and equipment costs have increased $165,000 over 1999 with additional leases and depreciation of equipment in Fort Wayne, increased lease costs related to the remodeled and expanded Morristown facility, and increased depreciation for remodeling and equipment at the Main office. Data processing expenses have increased over 1999 by $92,000, much of this increase is due to increased volumes of accounts and transactions, and also additional monthly charges due to additional branch automation equipment and communications lines required to conduct business in the Fort Wayne facilities. Advertising and promotional expenditures increased $51,000 over 1999 as the Company has pursued growth both in Shelby County and the Fort Wayne markets. Professional fees have increased $130,000 over 1999, with much of this increase related to the internal investigation.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At September 30, 2000, the Bank satisfied all capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 2000 based on capital regulations currently in effect for savings institutions.

                                                  TANGIBLE          CORE     RISK-BASED
                                                   CAPITAL       CAPITAL        CAPITAL
Regulatory capital                                 $10,157       $10,157        $11,614
Minimum capital requirement                          2.347         4,694          9,289
                                                   -------       -------        -------
Excess capital                                     $ 7,810       $ 5,463        $ 2,325
                                                   =======       =======        =======

Regulatory capital ratio                             6.49%         6.49%         10.00%
Required capital ratio                               1.50%         3.00%          8.00%
                                                     -----         -----          -----
Ratio excess                                         4.99%         3.49%          2.00%
                                                     =====         =====          =====


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At September 30, 2000, its regulatory liquidity ratio was 11.71%.

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

        Item 4. Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                None

        Item 5. Other information
                -----------------
                None

        Item 6. Exhibits and Reports on Form 8-K
                --------------------------------

                (1)     Exhibit 27--Financial Data Schedule
                (2)     The Company filed a Form 8-K on September 27, 2000.


                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                     Blue River Bancshares, Inc.



Date:  November 6, 2000             By: /s/ Bradley A. Long
                                        ----------------------------
                                        Bradley A. Long, Vice President,
                                        Chief Financial Officer and Treasurer