Form 10KSB40
period 2000-12-31
BLUE RIVER BANCSHARES INC
filed 2001-04-02
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB



  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

  [ ]  Transition report under Section 13 or 15 (d) of The Securities Exchange
       Act of 1934 for the transition period from              to
                                                  ------------   -----------
-------------------------------------------------------------------------------
                         COMMISSION FILE NUMBER 0-24501

                           BLUE RIVER BANCSHARES, INC.
-------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)


            Indiana                                    35-2016637
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

-------------------------------------------------------------------------------



                29 E. Washington St., Shelbyville, Indiana 46176
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (317) 398-9721
                                              --------------

       Securities to be registered under Section 12(b) of the Act: None.

          Securities to be registered under Section 12(g) of the Act:

                           Common Shares, No Par Value
                           ---------------------------
                                (Title of class)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's net interest income for the year ended December 31, 2000:
$4,575,000.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Issues Market of NASDAQ on February 28, 2001 was $5,715,304.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,549,913 as of March 1, 2001.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2000). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2001 is incorporated by reference into
Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2000 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes     No  X
                                                  ----
Total number of sequentially numbered pages  - 70
Exhibit index on sequentially numbered pages - 19

FORM 10-KSB TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----

PART I

  Item  1 -   Description  of  Business.....................................4

  Item  2 -   Description  of  Property....................................17

  Item  3 -   Legal  Proceedings...........................................17

  Item  4 -   Submission of Matters to a Vote of Security Holders .........18

PART II

  Item  5 -   Market for Common Equity and Related Stockholder Matters.....18

  Item  6 -   Management's Discussion and Analysis or Results
              of Operation.................................................18

  Item  7 -   Financial  Statements........................................18

  Item  8 -   Changes in and Disagreements with  Accountants on
              Accounting and Financial Disclosure..........................18

PART III

  Item  9 -   Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a) of
              the Exchange Act.............................................18

  Item 10 -   Executive Compensation ......................................19

  Item 11 -   Security Ownership of Certain Beneficial Owners
              and Management ..............................................19

  Item 12 -   Certain Relationships and Related Transactions...............19

  Item 13 -   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K..........................................19

              Signature Page...............................................20

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Blue River Bancshares, Inc. (the "Company") was organized on March 18, 1997 for the purpose of acquiring or forming a bank to be headquartered in Shelbyville, Indiana. On February 5, 1998, the Company entered into an Agreement of Affiliation and Merger (the "Merger Agreement") with Shelby County Bancorp ("SCB" or the "Predecessor") and Shelby County Savings Bank (the "Bank") pursuant to which the Company would acquire the Bank through the merger of SCB into the Company (the "Merger").

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

At the closing of the Merger, the Bank's name changed to "Shelby County Bank." The Bank's offices are located in the Indiana cities of Shelbyville, Morristown and St. Paul in Shelby County, and Fort Wayne in Allen County. The retail strategy of the Bank is to offer, primarily in Shelby County and Allen County (Fort Wayne), a wide range of basic banking products and services that are reasonably priced and easily understood by the customer. The Bank's commercial strategy centers on small to medium-sized businesses.

REGULATORY MATTERS

On July 10, 2000 the Office of Thrift Supervision ("the OTS") issued a letter which formally designated the Bank to be in "troubled condition" based upon the preliminary findings of the OTS' then ongoing examination of the Bank. The OTS expressed supervisory concern relating to the Bank's management, operating losses, interest rate risk sensitivity, internal controls and loan documentation. Pursuant to the letter, the Bank is subject to the following restrictions: (i) no increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without prior written approval of the OTS, (ii) prior OTS approval of all executive compensation and agreements and the hiring of any executive officer, director or consultant or changing the responsibilities of any current executive officer,
(iii) prior notice to the OTS of all transactions between the Bank and its affiliates, (iv) prior OTS approval of all transactions between the Bank and third parties outside the normal course of business and (v) no golden parachute payments by the Bank, unless permissible pursuant to applicable law. The Company and the Bank are taking action to address the concerns set forth in this letter. The growth restrictions imposed by the OTS may have a material adverse effect on the Bank's operations.

On February 7, 2001 the OTS issued a letter which formally designated the Company to be in "troubled condition" pursuant to the results of the March 13, 2000 examination. This letter places restrictions on the Company to notify the OTS at least 30 days prior to adding or replacing of members of the board of directors, or employing or changing responsibilities of senior executive officers. The letter also prohibits golden parachute payments unless such payments are permitted by regulation.

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

The Bank is in the process of applying to IDEM to enter the site in the VRP. In contemplation of entering the VRP, the Bank's environmental consultant, during the Summer of 1998, performed additional testing on the portion of the St. Paul property still owned by the Bank. These tests confirmed the presence of diesel or fuel oil and gasoline constituents in the groundwater. The Bank intends to remediate the discovered contamination prior to entering the VRP. Assuming successful completion of the VRP, as the program currently exists, is interpreted and is applied, which may include further remediation of the site, IDEM will issue a Certificate of Completion (which is recorded) and the Governor of the State of Indiana will issue a Covenant Not to Sue.

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

During the fourth quarter of 2000, the Bank's management evaluated the project status with the environmental consultant to assess the status of the remediation process. During this discussion, it was determined that the remediation period is expected to last longer than the original estimate. The Company incurred an additional $50,000 charge against earnings for 2000 to adjust the accrual to cover future estimated costs.

MARKET AREA

The Bank's primary service area is Shelby County, which is located approximately 25 miles southeast of Indianapolis, Indiana. According to the 2000 Census, Shelby County's population is 43,445, ranked 33rd of 92 Indiana counties. The population has increased 7.8% compared to the 1990 census, ranking 46th in population growth in the state over the ten-year period. According to a projected population survey conducted by the Kelley School of Business at Indiana University in February, 1999, Shelby County is projected to be 43rd among the 92 counties in population growth projected to 2020. Shelby County ranks 27th in per capita income and 38th in the percentage change in per capita income from 1995 to 1998. According to STATS Indiana, Shelby County businesses employed 22,746 full and part-time workers in 1998, an increase of 6.97% over 1995. Of the total payrolls, 96.1% were from nonfarm employment, with the most prevalent segments being manufacturing (31.2%), services (19.7%), retail trade (14.7%), and construction (6.72%). The unemployment rate in Shelby County was 2.2% in December 2000, compared to state and national averages of 2.7% and 4.0%, respectively. Total deposits held by Shelby County financial institutions were $410 million at June 30, 2000, according to the FDIC/OTS Summary of Deposits report.

The Bank also has two offices in the Fort Wayne, Indiana (Allen County) market. According to the 2000 Census, Allen County's population is 331,849, ranked 3rd of 92 Indiana counties. The population has increased 10.3% compared to the 1990 census, ranking 30th in population growth in the state over the ten-year period. According to a projected population survey conducted by the Kelley School of Business at Indiana University in February, 1999, Allen County is projected to be 55th among the 92 counties in population growth projected to 2020. Allen County ranked 5th in per capita income and 79th in the percentage change in per capita income from 1995 to 1998. According to STATS Indiana, Allen County businesses employed 203,921 full and part-time workers in 1998, an increase of 5.32% over 1995. Of the total payrolls, 99.1% were from nonfarm employment, with the most prevalent segments being services (29.3%), manufacturing (17.8%), and retail trade (17.5%). The unemployment rate in Allen County was 2.7% in December 2000, compared to state and national averages of 2.7% and 4.0%, respectively. Total deposits held by Allen County financial institutions were $3.366 billion at June 30, 2000, according to the FDIC/OTS Summary of Deposits report.

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

EMPLOYEES

On June 28, 2000, the Blue River Audit Committee reported to the directors of Blue River that it had engaged Krieg DeVault Alexander & Capehart, LLP to represent the Audit Committee, the Bank and Blue River in connection with the investigation of certain unreconciled matters which may involve Robert C. Reed. Mr. Reed was placed on a paid leave of absence.

On July 21, 2000, Blue River issued a press release announcing that Mr. Reed would no longer serve as its Vice Chairman, President and Chief Executive Officer or as a director and the President and Chief Executive Officer of the Bank. Blue River also announced that it would not make any severance payments to Mr. Reed.

On December 8, 2000, Mr. Reed voluntarily executed and agreed to the issuance of a Consent Order of Prohibition ("Order") by the Office of Thrift Supervision. The Order provides that Mr. Reed will not participate in the management and affairs of the Bank or any other financial institution.

In an unrelated matter, on November 15, 2000, the directors of Blue River and the Bank approved the termination of Mr. Jay Powell's employment agreement and the termination and removal of Mr. Powell as an employee and officer of Blue River, the Bank and First Community Bank of Fort Wayne. There were no severance payments to Mr. Powell.

As of December 31, 2000, the Bank employed 52 persons on a full-time basis and 16 persons on a part-time basis and the Company employed 6 persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management of the Bank considers its employee relations to be good.

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

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2000, approximately $1.1 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.

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

CURRENT ACCOUNTING ISSUES


In June 1998, SFAS No. 133, ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities, was issued. This statement was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted this statement on January 1, 2001, and the adoption of this statement had no significant impact on the financial condition, results of operations or cash flows of the Company.


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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the Federal Home Loan Bank (the "FHLB") also apply.) At December 31, 2000, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender ("QTL").

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

REGULATION OF THE BANK

As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC, due to SAIF insurance, in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank's semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits is approximately $27,000.

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

As a member of the FHLB of Indianapolis, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2000, the Bank's investment in stock of the FHLB of Indianapolis was $2,153,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 2000, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $178,000, for an annual rate of 8.24%.

SAVINGS ASSOCIATION REGULATORY CAPITAL. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of 1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2000, the Bank was in compliance with all capital requirements imposed by law.

In 1994 and 1997 the OTS proposed new regulations affecting risk based capital standards and regulatory treatment of recourse obligations. However, final rules were never issued. On March 8, 2000, the OTS again proposed new regulations in this area. Until a final rule is issued, the impact on the savings association can not be determined.
The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 2000:


                                                                          TOTAL RISK-BASED
 FOR CAPITAL ADEQUACY PURPOSES          TANGIBLE CAPITAL   CORE CAPITAL        CAPITAL
                                        ----------------   ------------   ----------------
Bank Amount...........................     $ 10,158          $ 10,158         $  11,531
Required Amount.......................        2,349             4,698             8,744
                                           --------          --------         ---------
Excess/(Deficit)......................     $  7,809          $  5,460         $   2,787
                                           ========          ========         =========
Bank Ratio............................         6.49%             6.49%            10.55%
Required Ratio........................         1.50%             3.00%             8.00%
                                           --------          --------         ---------
Ratio Excess/(Deficit)................         4.99%             3.49%             2.55%
                                           ========          ========         =========


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

LIQUIDITY. For each calendar quarter, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. The level of liquid assets that must be held by a savings association is an amount equal to 4% of the associations' net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the associations's fiscal year. The OTS may impose monetary penalties upon savings associations that fail to comply with those liquidity requirements. The OTS eliminated the requirement that each savings association maintain an average daily balance of short-term liquid assets of 1% of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. The daily average liquidity of the Bank for December, 2000 as 9.1% which exceeded the then-applicable 5% liquidity requirement. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

LOANS TO ONE BORROWER. The Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2000, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

QUALIFIED THRIFT LENDER. Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2000, the Bank was in compliance with its QTL requirement, with approximately 72% of its assets invested in QTLs.

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

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal depository institution regulators are required to take certain mandatory supervisory actions, and may take certain discretionary supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. In addition, subject to a narrow exception, FDICIA generally requires the federal depository institution regulators to appoint a receiver or conservator for an institution that is critically undercapitalized.

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 2000, the Bank was categorized as "well capitalized," and it was not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure.

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

The FDIC includes, in its evaluations of a bank's capital adequacy, an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. On June 26, 1996, the FDIC, along with the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements. The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

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

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 Problem was issued by the Federal Institutions Examination Council, whose members include the OTS, the FDIC and the Federal Reserve. The guidance underscored that Year 2000 preparation was not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution. The guidance set out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors were that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers. Under the guidance, senior management has provided the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors allocated sufficient resources to ensure that high priority was given to seeing that remediation plans were fulfilled, and that the project received the quality personnel and timely support it required. The guidance did not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

FINANCIAL MODERNIZATION LEGISLATION: On November 12, 1999, the President signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

     [ ] allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

     [ ] allows insurers and other financial service companies to acquire banks;

     [ ] removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies and;

     [ ] establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The Gramm-Leach Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. Regulations governing the privacy requirements of the Act have been proposed. Until the final rules have been issued, it is difficult to determine the impact of the regulations on the activities of the Company.

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

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements. In its oral and written communication, the Company from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect", "may", "could", "intend", "project", "estimate", "believe" or "anticipate." The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause the Company's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect the Company's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic conditions, either nationally or regionally, resulting in, amoung other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other filings from time to time when considering any forward-looking statement.

ITEM 2.  DESCRIPTION OF PROPERTY

         ----------------------------------------------------------------------
                                                    Net Book Value
                                          Year       of Property,   Approximate
         Description and Address         Opened or   Furniture &      Square
                                         Acquired     Fixtures       Footage
         ----------------------------------------------------------------------
         Shelbyville Main Office           1975       $1,589,930      15,000
         29 East Washington St.
         ----------------------------------------------------------------------
         Shelbyville Rampart Office        1995       $  709,081       3,000
         34 Rampart Street
         ----------------------------------------------------------------------
         Morristown Office                 1995       $   64,308       1,800
         127 East Main Street
         ----------------------------------------------------------------------
         St. Paul Office                   1989       $   50,663       1,476
         105 County Line Road
         ----------------------------------------------------------------------
         Fort Wayne Hollows Office         1999       $  152,386       3,579
         ----------------------------------------------------------------------
         Fort Wayne St. Joe Office         1999       $  346,138       3,200
         ----------------------------------------------------------------------

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

               The Bank owns computer and data processing equipment which is used for transaction processing, accounting, financial forecasting, and loan document preparation. The net book value of electronic data processing equipment owned by the Bank was $323,000 at December 31, 2000.

               The Bank also has contracted for the data processing and reporting services of Intrieve. The Bank's service corporation subsidiary owns common stock of Intrieve having a book value of $15,000. The cost of these data processing services is approximately $40,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

               Neither the Company, the Bank, nor the Bank's service corporation subsidiaries is a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 2000.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

               In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI." During 2000, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

               As of March 1, 2001, there were 72 shareholders of record of Blue River common stock.

               The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

               ----------------------------------------------------------------
                                          2000                  1999
                                          ----                  ----
               ----------------------------------------------------------------
                                       High        Low       High        Low
                                       ----        ---       ----        ---
               ----------------------------------------------------------------
               First Quarter          $5.125     $3.938     $9.000      $7.000
               ----------------------------------------------------------------
               Second Quarter          4.625      3.500      7.875       6.500
               ----------------------------------------------------------------
               Third Quarter           4.750      3.563      7.000       4.500
               ----------------------------------------------------------------
               Fourth Quarter          4.250      2.125      6.000       3.500
               ----------------------------------------------------------------

               The Company did not declare any dividend on its shares of common stock during 2000 or 1999. Future dividend payments by the Company are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Bank.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

               Pages 36 through 51 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference in regard to this item.

ITEM 7.  FINANCIAL STATEMENTS

               Pages 52 through 70, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference in regard to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               None.

Part III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14 A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14 A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14 A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14 A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2000.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Exhibits are being filed as part of this 10-KSB:

     3(i)**    Articles of Incorporation
     3(ii)*    By-Laws
     10.01***  Registrant's 1997 Directors' Stock Option Plan
     10.02***  Registrant's 1997 Key Employees' Stock Option Plan
     10.03     Registrant's 2000 Directors' Stock Option Plan
     10.04     Registrant's 2000 Key Employees' Stock Option Plan
     10.05     Registrant's 2000 Employee Stock Purchase Plan
     10.06     Registrant's First Amendment of 2000 Key Employees' Stock Option
               Plan
     13        The Annual Report to Shareholders of the Company for the
               year ended December 31, 2000 (Except for the pages and
               information thereof expressly incorporated by reference
               in this Form 10-KSB, the Annual Report to Shareholders is
               provided solely for the information of the Securities and
               Exchange Commission and is not deemed "filed" as part of
               this Form 10-KSB).
     21*       Subsidiaries of the Registrant

     * Incorporated by reference to Registrant's Form 10-KSB, filed March 31, 1999.
     **        Incorporated by reference to Registrant's Amendment No. 4
               to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 22, 1998.
     *** Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998.

(b) The Company filed two Forms 8-K in 2000, on July 21, 2000 and
September 27, 2000.

SIGNATURES

In accordance with Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf of the undersigned, there unto duly authorized.


                                          Blue River Bancshares, Inc.
                                          (Registrant)

Date:   March 30, 2001                By: /s/ Lawrence T. Toombs
                                          --------------------------------
                                          Lawrence T. Toombs,
                                          President

Date:   March 30, 2001                By: /s/ David E. Morrison
                                          --------------------------------
                                          David E. Morrison,
                                          Vice President and
                                          Chief Credit Officer

Date:   March 30, 2001                By: /s/ Bradley A. Long
                                          --------------------------------
                                          Bradley A. Long,
                                          Vice President & Treasurer

Date:   March 30, 2001                By: /s/ Steven R. Abel
                                          --------------------------------
                                          Steven R. Abel,
                                          Chairman of the Board & CEO

Date:   March 30, 2001                By: /s/ D. Warren Robison
                                          --------------------------------
                                          D. Warren Robison,
                                          Senior Vice President &
                                          Secretary, Director

Date:   March 30, 2001                By: /s/ Wendell L. Bernard
                                          --------------------------------
                                          Wendell L. Bernard, Director

Date:   March 30, 2001                By: /s/ Ralph W. Van Natta
                                          --------------------------------
                                          Ralph W. Van Natta, Director

Date:   March 30, 2001                By: /s/ Peter G. DePrez
                                          --------------------------------
                                          Peter G. DePrez, Director