Form 10QSB
period 2001-03-31
BLUE RIVER BANCSHARES INC
filed 2001-05-11
CIK 1055870

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

         ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                             Commission File Number
                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

               Indiana                                      35-2016637
               --------                                     ----------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

     29 East Washington Street
       Shelbyville, Indiana                                   46176
       --------------------                                   -----
(Address of principal executive office)                    (Zip Code)

                 Issuer's telephone number, including area code:
                                 (317) 398-9721

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                   Yes  X         No
                            ---           ---

As of March 31, 2001, there were 1,549,913 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):                   Yes      No  X
                                   ---     ----

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX



                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                 Consolidated Statement of Financial Condition (Unaudited)
                 as of March 31, 2001                                              3

                 Consolidated Statement of Operations (Unaudited)
                 three month periods ended March 31, 2001 and 2000                 4

                 Consolidated Statements of Cash Flows (Unaudited)
                 three month periods ended March 31, 2001 and 2000                 5

                 Notes to Consolidated Financial Statements (Unaudited)          6-7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      8-12

PART II.         OTHER INFORMATION:                                               13

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

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                              AS OF MARCH 31, 2001



ASSETS

     Cash and due from banks                                         $   3,107,843
     Interest-bearing deposits with banks                                7,027,261
     Investment securities available for sale                           17,760,936
     Investment securities held to maturity                                322,136
     Loans receivable, net                                             109,832,956
     Stock of FHLB Indianapolis                                          2,153,000
     Accrued interest receivable                                         1,043,401
     Deferred and refundable income taxes                                1,276,673
     Premises and equipment, net                                         2,830,055
     Real estate owned                                                      12,406
     Prepaid expenses and other assets                                     453,110
     Goodwill, net                                                       2,588,390
                                                                     -------------

TOTAL ASSETS                                                         $ 148,408,167
                                                                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
     Deposits                                                        $ 122,399,911
     FHLB advances                                                      10,000,000
     Accrued expenses and other liabilities                                532,496
     Accrued interest payable                                              862,705
                                                                     -------------

Total liabilities                                                      133,795,112
                                                                     -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Common stock, without par value: 1,549,913 shares
         issued and outstanding                                         16,579,196
     Accumulated deficit                                                (2,071,892)
     Unrealized gain on available for sale securities                      105,751
                                                                     -------------
Total shareholders' equity                                              14,613,055
                                                                     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 148,408,167
                                                                     =============



See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000



                                                                    2001                      2000
                                                                    ----                      ----
INTEREST INCOME:
     Loans receivable                                           $ 2,392,583               $ 2,323,143
     Securities                                                     298,798                   438,640
     Interest-bearing deposits                                       64,110                    86,680
     Dividends from FHLB                                             42,470                    42,825
                                                                -----------               -----------
Total interest income                                             2,797,961                 2,891,288
                                                                -----------               -----------

INTEREST EXPENSE:
     Interest expense on deposits                                 1,629,838                 1,322,970
     Interest expense on FHLB and other borrowings                  161,099                   455,560
                                                                -----------               -----------
Total interest expense                                            1,790,937                 1,778,530
                                                                -----------               -----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                    1,007,024                 1,112,758
PROVISION FOR LOAN LOSSES                                            45,000                    75,000
                                                                -----------               -----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                      962,024                 1,037,758
                                                                -----------               -----------

NON-INTEREST INCOME:
     Service charges and fees                                        61,319                    53,204
     Gain on sale of premises and equipment                           8,550                         0
     Other                                                           63,382                    38,942
                                                                -----------               -----------
Total non-interest income                                           133,251                    92,146
                                                                -----------               -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                                 566,807                   555,493
     Premises and equipment                                         185,311                   193,130
     Federal deposit insurance                                       31,973                    28,439
     Data processing                                                126,723                   108,563
     Advertising and promotion                                       20,108                    76,006
     Bank fees and charges                                           19,589                    18,858
     Directors fees                                                  23,940                    28,350
     Professional fees                                              143,886                    78,956
     Stationery, supplies and printing                               40,490                    24,390
     Goodwill amortization                                           53,103                    53,103
     Other                                                          115,752                   162,200
                                                                -----------               -----------
Total non-interest expense                                        1,327,682                 1,327,488

(LOSS)/EARNINGS BEFORE INCOME TAX                                  (232,407)                 (197,584)
INCOME TAX (BENEFIT)/EXPENSE                                        (76,763)                  (60,497)
                                                                -----------               -----------

NET LOSS/EARNINGS                                               $  (155,644)              $  (137,087)
                                                                ===========               ===========

BASIC AND DILUTIVE LOSS PER SHARE                               $     (0.10)              $     (0.09)

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000


                                                                                   Three Months          Three Months
                                                                                       Ended                Ended
                                                                                     March 31,            March 31,
                                                                                       2001                  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $   (155,644)         $   (137,087)
         Adjustments to reconcile net loss to net cash from
         operating activities
         Depreciation and amortization                                                 131,175               140,277
         Provision for loan losses                                                      45,000                75,000
         Gain on sales of premises and equipment                                        (8,550)                    0
     Changes in assets and liabilities:
         Accrued interest receivable                                                    55,063                 1,122
         Other assets                                                                 (110,349)             (228,720)
         Other liabilities                                                             518,567               282,992
                                                                                  ------------          ------------
Net cash from operating activities                                                     475,262               133,584
                                                                                  ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations, net of principal repayments                                  1,891,726            (3,115,647)
     Principal maturities collected on securities                                    1,882,672               708,129
     Net proceeds from sale/(purchases of) premises and equipment                       14,397               (68,386)
     Purchases of available-for-sale securities                                              0            (8,828,764)
                                                                                  ------------          ------------
Net cash provided by/(used in) investing activities                                  3,788,795           (11,304,668)
                                                                                  ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from FHLB advances and other borrowings                                        0             7,750,000
     Payment of FHLB advances and other borrowings                                  (2,500,000)          (17,358,800)
     Net change in deposits                                                        (10,713,230)           22,046,134
     Proceeds from issuance of Common Stock                                                  0                10,366
                                                                                  ------------          ------------
Net cash from financing activities                                                 (13,213,230)           12,447,700
                                                                                  ------------          ------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                     (8,949,173)            1,276,616

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           19,084,277             7,282,990
                                                                                  ------------          ------------

CASH AND EQUIVALENTS, END OF PERIOD                                               $ 10,135,104          $  8,559,606
                                                                                  ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                   1,184,000               946,000

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000


     1.  BASIS OF CONSOLIDATION AND PRESENTATION

         The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the Company") and its wholly-owned subsidiary Shelby County Bank (the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2000 Annual Report to Shareholders.

         The accompanying consolidated interim financial statements at March 31, 2001, and the three month periods ended March 31, 2001 and 2000, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

     2.  COMPREHENSIVE INCOME

         In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the three month periods ended March 31, 2001 and 2000.


                                                                           Three Months Ended    Three Months Ended
                                                                               March 31, 2001        March 31, 2000
     Other comprehensive income before tax:

         Net unrealized gains/(losses) on available-for-sale securities             $ 326,949            $ (39,133)
         Less: reclassification adjustment for gains realized in net
         income                                                                             0                     0
                                                                                    ---------            ----------
         Other comprehensive income/(loss) before income taxes                        326,949              (39,133)
         Income tax expense/(benefit) related to items of other
         comprehensive income                                                         129,992              (15,558)
                                                                                    ---------            ----------

     Other comprehensive income/(loss), net of tax                                  $ 196,957            $ (23,575)
                                                                                    =========            ==========


     3.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, SFAS No. 133, ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities, was issued. This statement was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted this statement on January 1, 2001, and the adoption of this statement had no material impact on the financial condition, results of operations or cash flows of the Company.

     4.  SEGMENT INFORMATION

         In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, Community Banking.

     5.  REGULATORY MATTERS

         On July 10, 2000 the Office of Thrift Supervision issued a letter which formally designated the Bank to be in "troubled condition" based upon the preliminary findings of the OTS' then ongoing examination of the Bank. The OTS expressed supervisory concern relating to the Bank's management, operating losses, interest rate risk sensitivity, internal controls and loan documentation. Pursuant to the letter, the Bank is subject to the following restrictions: (i) no increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without prior written approval of the OTS,
         (ii) prior OTS approval of all executive compensation and agreements and the hiring of any executive officer, director or consultant or changing the responsibilities of any current executive officer, (iii) prior written notice to the OTS of all transactions between the Bank and its affiliates, (iv) prior OTS approval of all transactions between the Bank and third parties outside the normal course of business and
         (v) no golden parachute payments by the Bank, unless permissible pursuant to applicable law.

    6.   SUBSEQUENT EVENTS

         On April 5, 2001, the OTS notified the Bank in writing that the business plan and budget submitted by the Bank has been approved. Although the Bank is no longer subject to the growth restrictions previously imposed by the OTS, the Bank may not make any significant changes to its business plan and budget without prior approval of the OTS. The Bank's business plan and budget contemplates minimal growth in the forseeable future. However, there can be no assurances that the Bank will grow. In fact, depending on business conditions, the Bank's size may decrease.

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

FINANCIAL CONDITION:

Total assets at March 31, 2001, were $148,408,000, a decrease of $12,660,000 from total assets of $161,068,000 at December 31, 2000. The Company has emphasized balance sheet shrinkage in an effort to curb interest rate sensitivity concerns, as well as to maintain capital levels which exceed requirements to be considered "well capitalized" under regulatory guidelines. Available-for-sale investment securities at March 31, 2001 were $17,761,000, a decrease of $1,557,000 from $19,318,000 at December 31, 2000. The Company did not transact either sale or purchase transactions during the quarter, but absorbed cash received from a combination of mortgage-backed securities principal payments, debt instrument maturities, and calls of a portion of the Bank's structured debt securities. Total net loans receivable decreased from $111,772,000 at December 31, 2000 to $109,833,000 at March 31, 2001. This
reduction in loans results from normal repayment by the Bank's borrowers, as well as a reduced volume of loan originations as the Bank complied with the growth restrictions imposed by the Office of Thrift Supervision. Residential mortgages at March 31, 2001 were $45,671,000, a decrease of $1,725,000 from March 31, 2000. Commercial loans and Commercial loans secured with real estate were $45,765,000 at March 31, 2001 compared to $43,893,000 at March 31, 2000.
Consumer and home equity loans decreased $3,421,000 to $20,333,000 at March 31, 2001.


                                                                        MARCH 31,          MARCH 31,
                                                                             2001               2000
Residential mortgages                                               $  45,670,611      $  47,396,974
Commercial loans secured by real estate                                30,600,933         28,031,974
Commercial and agriculture                                             15,164,270         15,860,682
Consumer loans                                                         16,903,421         18,840,814
Home equity loans                                                       3,430,283          4,913,059
     Less allowance for loan losses                                    (1,936,562)          (917,805)
                                                                    -------------      -------------
Total loans receivable, net                                         $ 109,832,956      $ 114,125,698
                                                                    =============      =============



                                                                        MARCH 31,          MARCH 31,
                                                                             2001               2000
Non-performing loans consists of the following:
     Non-accrual loans                                              $   2,999,484      $     645,799
     Real estate owned - net                                               12,406            446,849
                                                                    -------------      -------------

Total non-performing loans                                          $   3,011,890      $   1,092,648
                                                                    =============      =============

Non-performing loans to total loans                                          2.69%              0.95%


The Bank stops accruing interest on loans that become delinquent in excess of 90 days. At March 31, 2001 loans in non-accruing status were $2,999,000, an increase of $2,353,000 from March 31, 2000, and an increase of $940,000 from December 31, 2000. The Bank's real estate owned, containing properties foreclosed upon, is unchanged when compared to December 31, 2000, and has decreased $435,000 from March 31, 2000.

Total liabilities at March 31, 2001 were $133,795,000, a decrease of $12,701,000 compared to $146,496,000 at December 31, 2000. Deposits at March 31, 2001 were $122,400,000 compared to $133,120,000 at December 31, 2000, a decrease of
$10,720,000. The Company continues to focus efforts on retail deposits and has continued to absorb the loss of maturing jumbo certificates held by public entities.

Shareholders' equity at March 31, 2001 was $14,613,000, an increase of $41,000 compared to December 31, 2000. This increase is the result of a $197,000 appreciation of the Company's available-for-sale securities portfolio, net of income tax offset by the Company's net operating loss of ($156,000).

Activity in the allowance for loan losses consists of the following:



                                                                       THREE MONTHS              THREE MONTHS
                                                                              ENDED                     ENDED
                                                                          MARCH 31,                 MARCH 31,
                                                                               2001                      2000
Balance, beginning of period                                            $ 1,943,741               $   854,985
Add:
Provision for loan losses                                                    45,000                    75,000
Recoveries of loans previously charged off                                    6,319                       110
Less:  Gross charge-offs:
Residential real estate loans                                                     0                   (12,290)
Consumer/Commercial loans                                                   (58,498)                        0
                                                                        -----------               -----------

Balance, end of period                                                  $ 1,936,562               $   917,805
                                                                        ===========               ===========

Net charge-offs to total average loans outstanding                             0.05%                     0.04%

Allowance to total average loans outstanding                                   1.71%                     0.81%

Allowance for loan losses at March 31, 2001 was $1,937,000, an increase of $1,019,000 from March 31, 2000, and an decrease of $7,000 from December 31, 2000. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs.

RESULTS OF OPERATIONS:  Three Month Period Ended March 31, 2001

During the three month period ended March 31, 2001, the Company's net loss increased to ($156,000) compared to a net loss of ($137,000) during the three month period ended March 31, 2000. Net income before taxes declined ($35,000) to a net loss before tax of ($232,000) compared to a net loss before tax of ($197,000) for the three months ended March 31, 2000. This difference is comprised mostly of a decrease in net interest income before provision for loan losses of ($106,000), offset by a reduction in provision for loan losses of ($30,000), and an increase in non-interest income of $41,000.

Interest income decreased ($93,000) from $2,891,000 for the three month period ended March 31, 2000 to $2,798,000 for the three month period ended March 31, 2001. Interest income from loans was $2,393,000 for the three month period ended March 31, 2001, an increase of $69,000 over the same period in 2000. The increase in loan interest income consists of a favorable variance of $83,000 due to increased yield on loans, a favorable variance of $6,000 due to higher average balances, offset by unfavorable variances of ($20,000) due to the first quarter of 2001 having one less day than was contained in the first quarter of 2000 due to leap year ("calendar variance"). Interest income on investment securities decreased ($140,000) to $299,000 for the three month period ended March 31, 2001, resulting from a unfavorable variances of ($126,000) due to a decrease in average balances, ($10,000) due to lower yields, and a ($4,000) calendar variance. Interest income on interest bearing deposits decreased ($23,000) to $64,000 for the three month period ended March 31, 2001, resulting from an unfavorable variance of ($21,000) due to lower average balances, and an unfavorable rate variance of ($1,000) due to lower yields. Interest expense for the three month period ended March 31, 2001 was $1,791,000 compared to $1,779,000 for the three month period ended March 31, 2000. Interest expense on deposit accounts increased from $1,323,000 for the three month period ended March 31, 2000 to $1,630,000 for the three month period ended March 31, 2001. The increase in interest expense on deposits consists of a $133,000 increase due to increased deposit balances and a $183,000 increase due to increased rates and a higher average level of certificates of deposit balances compared to 2000, offset by a favorable calendar variance of ($9,000). Interest expense on advances from the Federal Home Loan Bank ("FHLB") decreased to $161,000 for 2001 compared to $455,000 for 2000. The decrease in average balances related to FHLB advances accounts for an decrease of ($302,000), a ($5,000) reduction due to calendar variance, offset by a $12,000 increase due to increased rates on advances.

Total non-interest income was $133,000 for the three month period ended March 31, 2001, compared to $92,000 for the same period in 2000. Service charges and fee increased $8,000 over the first quarter of 2000. The Company realized an $8,000 gain on sale of assets during the first quarter of 2001, while no such gains were taken during the same period in 2000. Revenues derived from automated teller machines and debit cards increased $3,000 and origination fees from secondary market mortgage activities increased $17,000 over levels recognized in the first quarter of 2000.

Non interest expenses totaled $1,328,000 for the three month period ended March 31, 2001, compared to $1,327,000 during the three month period ended March 31, 2000. The $65,000 increase in professional fees and $16,000 increase in stationery and supplies reflect accrual of professional services and costs of printing and distribution of annual reports and proxy statements. Salaries and benefits increased at only 2% over the 2000 levels. Data processing increased $18,000 over the prior year, due primarily to increased transaction levels and increased numbers of accounts being serviced. Three areas best illustrate a higher level of fiscal constraint being deployed. Premises and equipment costs declined $8,000 for the quarter, resulting mostly from disposal of company-owned automobiles. Additionally, advertising and promotion expenditures were decreased $56,000 from 2000 levels, resulting from budget reductions, as well as decreased advertising campaigns resulting from the imposition of growth restrictions. The Company also significantly reduced expenditures related to customer meals and entertainment, realizing a $50,000 reduction in such expenditures when compared to the first quarter of 2000.

CAPITAL RESOURCES AND LIQUIDITY

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

The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 2001 based on capital regulations currently in effect for savings institutions.


                                                  TANGIBLE                     CORE               RISK-BASED
                                                   CAPITAL                  CAPITAL                  CAPITAL
Regulatory capital                              $   10,093               $   10,093               $   11,454
Minimum capital requirement                          2,156                    4,312                    8,664
                                                ----------               ----------               ----------
Excess capital                                  $    7,937               $    5,781               $    2,790
                                                ==========               ==========               ==========

Regulatory capital ratio                              7.02%                    7.02%                   10.58%
Required capital ratio                                1.50%                    3.00%                    8.00%
                                                ----------               ----------               ----------
Ratio excess                                          5.52%                    4.02%                    2.58%
                                                ==========               ==========               ==========


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At March 31, 2001, its regulatory liquidity ratio was 8.25%.

V.       OTHER INFORMATION

         Item 1.  Legal Proceedings

                  Neither the Company nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.

         Item 2.  Changes in Securities and Use of Proceeds

                  None

         Item 3.  Defaults upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other information

                  None


         Item 6.  Exhibits and Reports on Form 8-K

                  None


                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                     Blue River Bancshares, Inc.



Date:  May 11, 2001               By:  /s/ Bradley A. Long
                                     -----------------------------
                                      Bradley A. Long, Vice President,
                                      Chief Financial Officer and Treasurer