Form 10-Q
period 2001-06-30
BLUE RIVER BANCSHARES INC
filed 2001-08-14
CIK 1055870

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
          -----     -----

As of June 30, 2001, there were 1,549,913 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):    Yes        No  X
                   -----     -----

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements:

                  Consolidated Statement of Financial Condition
                  (Unaudited) as of June 30, 2001                         3

                  Consolidated Statements of Operations (Unaudited)
                  for the three month periods ended June 30, 2001
                  and 2000                                                4

                  Consolidated Statements of Operations (Unaudited)
                  for the six month periods ended June 30, 2001
                  and 2000                                                5

                  Consolidated Statements of Cash Flows (Unaudited)
                  for the six month periods ended June 30, 2001
                  and 2000                                                6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                           7-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9-13

PART II. OTHER INFORMATION:                                               16

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

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                               AS OF JUNE 30, 2001
                               -------------------


ASSETS
------

     Cash and due from banks                                    $   3,855,623
     Interest-bearing deposits with banks                          14,651,533
     Investment securities available for sale                      16,564,053
     Investment securities held to maturity                           318,636
     Loans receivable, net                                        107,889,374
     Stock of FHLB Indianapolis                                     2,153,000
     Accrued interest receivable                                    1,025,310
     Deferred and refundable income taxes                           1,487,555
     Premises and equipment, net                                    2,734,165
     Real estate owned                                                 12,406
     Prepaid expenses and other assets                                414,503
     Goodwill, net                                                  2,535,287
                                                                -------------
TOTAL ASSETS                                                    $ 153,641,445
                                                                =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
     Deposits                                                   $ 127,737,994
     FHLB advances                                                 10,000,000
     Accrued expenses and other liabilities                           329,724
     Accrued interest payable                                       1,319,409
                                                                -------------
Total liabilities                                                 139,387,127
                                                                -------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Common stock, without par value: 1,549,913 shares
         issued and outstanding                                    16,579,196
     Accumulated deficit                                           (2,424,663)
     Unrealized gain on available for sale securities                  99,785
                                                                -------------
Total shareholders' equity                                         14,254,318
                                                                -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 153,641,445
                                                                =============


See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
            --------------------------------------------------------


                                                   2001                  2000
                                                   ----                  ----
INTEREST INCOME:
     Loans receivable                       $ 2,303,640           $ 2,475,160
     Securities                                 262,467               582,975
     Interest-bearing deposits                  158,016                25,785
     Dividends from FHLB                         41,600                42,824
                                            -----------           -----------
Total interest income                         2,765,723             3,126,744
                                            -----------           -----------

INTEREST EXPENSE:
     Interest expense on deposits             1,645,971             1,450,805
     Interest expense on FHLB and
       other borrowings                         152,868               474,357
                                            -----------           -----------
Total interest expense                        1,798,839             1,925,162
                                            -----------           -----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                  966,884             1,201,582
PROVISION FOR LOAN LOSSES                       400,000               200,000
                                            -----------           -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                  566,884             1,001,582
                                            -----------           -----------
NON-INTEREST INCOME:
     Service charges and fees                    64,670                64,707
     Gain/(loss) on sale of premises
       and equipment                             (6,233)                    0
     Other                                       62,310                79,575
                                            -----------           -----------
Total non-interest income                       120,747               144,282
                                            -----------           -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits             515,448               560,191
     Premises and equipment                     175,661               207,630
     Federal deposit insurance                   32,378                26,028
     Data processing                            133,457               121,651
     Advertising and promotion                   12,698                88,679
     Bank fees and charges                       23,593                24,293
     Directors fees                              32,610                29,100
     Professional fees                           67,359               253,502
     Stationery, supplies and printing           11,602                29,848
     Goodwill amortization                       53,103                53,103
     Other                                      188,888               156,632
                                            -----------           -----------
Total non-interest expense                    1,246,797             1,550,657
                                            -----------           -----------

LOSS BEFORE INCOME TAX BENEFIT                 (559,166)             (404,793)
INCOME TAX BENEFIT                             (206,397)             (145,904)
                                            -----------           -----------
NET LOSS                                    $  (352,769)          $  (258,889)
                                            ===========           ===========
BASIC AND DILUTIVE LOSS PER SHARE           $     (0.23)          $     (0.17)

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
             ------------------------------------------------------


                                                   2001                  2000
                                                   ----                  ----
INTEREST INCOME:
     Loans receivable                       $ 4,696,223           $ 4,798,303
     Securities                                 561,265             1,021,615
     Interest-bearing deposits                  222,126               112,465
     Dividends from FHLB                         84,070                85,649
                                            -----------           -----------
Total interest income                         5,563,684             6,018,032
                                            -----------           -----------

INTEREST EXPENSE:
     Interest expense on deposits             3,275,809             2,773,775
     Interest expense on FHLB and
       other borrowings                         313,967               929,917
                                            -----------           -----------
Total interest expense                        3,589,776             3,703,692
                                            -----------           -----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                1,973,908             2,314,340
PROVISION FOR LOAN LOSSES                       445,000               275,000

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                1,528,908             2,039,340
                                            -----------           -----------

NON-INTEREST INCOME:
     Service charges and fees                   125,989               117,911
     Gain on sale of premises and equipment       2,317                     0
     Other                                      125,692               118,517
                                            -----------           -----------
Total non-interest income                       253,998               236,428
                                            -----------           -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits           1,082,255             1,115,684
     Premises and equipment                     360,972               400,760
     Federal deposit insurance                   64,351                54,467
     Data processing                            260,180               230,214
     Advertising and promotion                   32,806               164,685
     Bank fees and charges                       43,182                43,151
     Directors fees                              56,550                54,300
     Professional fees                          211,245               332,458
     Stationery, supplies and printing           52,092                54,238
     Goodwill amortization                      106,206               106,206
     Other                                      304,640               321,982
                                            -----------           -----------
Total non-interest expense                    2,574,479             2,878,145
                                            -----------           -----------

LOSS BEFORE INCOME TAX BENEFIT                 (791,573)             (602,377)
INCOME TAX BENEFIT                             (283,160)             (206,401)
                                            -----------           -----------
NET LOSS                                    $  (508,413)          $  (395,976)

BASIC AND DILUTIVE LOSS PER SHARE           $     (0.33)          $     (0.26)
                                            ===========           ===========
See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
             ------------------------------------------------------


                                                   2001                  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                               $  (508,415)         $   (395,976)
         Adjustments to reconcile net
           loss to net cash from
           operating activities
         Depreciation and amortization          271,690               305,413
         Provision for loan losses              445,000               275,000
         Gain on sales of premises
           and equipment                          2,317                     0
     Changes in assets and liabilities:
         Accrued interest receivable             73,154              (226,076)
         Other assets                          (645,794)             (137,063)
         Other liabilities                      772,499               270,090
                                            -----------          ------------
Net cash from operating activities              410,451                91,388
                                            -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations, net of
         principal repayments                 3,438,433            (6,432,962)
     Principal maturities collected
         on securities                        3,187,119             1,788,287
     Net proceeds from sale / (purchases
         of) premises and equipment             390,937               (90,569)
     Purchases of available-for-sale
         securities                            (134,607)          (14,114,386)
                                            -----------          ------------
Net cash provided by/(used in)
  investing activities                        6,892,749           (18,849,630)
                                            -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from FHLB advances and
  other borrowings                                    0            52,000,000
     Payment of FHLB advances and
         other borrowings                    (2,500,000)          (48,708,800)
     Net change in deposits                  (5,369,454)           18,004,083
     Proceeds from issuance of Common Stock           0               309,935
                                            -----------          ------------
Net cash from financing activities           (7,869,454)           21,605,218
                                            -----------          ------------

NET INCREASE/(DECREASE) IN CASH
  AND EQUIVALENTS                              (577,121)            2,719,159

CASH AND EQUIVALENTS, BEGINNING OF PERIOD    19,084,277             7,282,990
                                            -----------          ------------
CASH AND EQUIVALENTS, END OF PERIOD         $18,507,156          $ 10,129,966
                                            ===========          ============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
     Interest paid                          $ 2,526,000          $  3,327,000
     Income taxes paid                                0                     0

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
             ------------------------------------------------------


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

    The accompanying consolidated interim financial statements at June 30, 2001, the three month periods ended June 30, 2001 and 2000, and the six month periods ended June 30, 2001 and 2000, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all the adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

2.  COMPREHENSIVE INCOME

    In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the six month periods ended June 30, 2001 and 2000.

                                       Six Months Ended      Six Months Ended
                                          June 30, 2001         June 30, 2000
       Other comprehensive income
         before tax:

           Net unrealized gains/(losses)
           on available-for-sale
           securities                       $   317,045          $     63,425
           Less: reclassification
           adjustment for gains realized
           in net income                              0                     0
                                                      -                     -

           Other comprehensive income/
           (loss) before income taxes           317,045                63,425
           Income tax expense/(benefit)
           related to items of other
           comprehensive income                 126,054                25,217
                                            -----------          ------------

       Other comprehensive income/(loss),
         net of tax                         $   190,991          $     38,208
                                            ===========          ============


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

    Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," was issued in July 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

    Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. SFAS 142, is effective for the Company January 1, 2002. Annual goodwill amortization of approximately $212,000 will cease. Management has not determined whether any impairment charge will result from the adoption of SFAS 142.

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

FINANCIAL CONDITION:
--------------------

     The Company's total assets at June 30, 2001 were $153,641,000, a reduction of $7,427,000 from December 31, 2000. This strategic reduction has been employed to enable the Bank to maintain a "well-capitalized" status and to reduce the Bank's exposure to interest rate risk.

     To accomplish this reduction, the Bank's management liquidated a significant portion of the available-for-sale investment portfolio in the latter half of 2000, using most of the proceeds to repay Federal Home Loan Bank ("FHLB") advances and to reduce aggressiveness in bidding for public entity certificates of deposit. Following this liquidation strategy, the Bank has not actively acquired investment securities, anticipating growth in its loan portfolio. However, during the first half of 2001, gross loans have decreased from $113,716,000 at December 31, 2000 to $110,187,000 at June 30, 2001.

     The investment portfolio balances have declined to $16,883,000 at June 30, 2001 from $19,643,000 at December 31, 2000. This reduction is due primarily to limited purchasing activity and the effects of increased calls on agency securities and prepayment of principal related to mortgage-backed securities. The Bank continues to monitor the market conditions, including slope of the yield curve, to determine cost/benefit of investment trades versus maintaining current liquidity levels. Investment yields have declined significantly over the last twelve months.

     Due to the decreases in balances of the investment and loan portfolios, and stability of the Bank's deposits, significant funds have accumulated within accounts held by the Bank in other financial institutions. These accounts are primarily comprised of interest-bearing accounts held at the FHLB, which afford the Bank daily access to balances, therefore improving the Bank's liquidity position, and its ability to quickly alter the balance sheet.

     The Bank continues to emphasize sales of portfolio lending products that are not residential real estate related. The Bank does offer such products, but packages the majority of such loans for securitization. Most recent lending efforts have been geared toward home equity loans and lines of credit for retail borrowers, loans to finance residential construction, loans secured by non-residential real estate, and lines of credit to small businesses. Due to the diversification of such lending activities, the proportion of the portfolio secured by residential real estate continues to decline. Consumer loan outstandings are in decline due primarily to the Bank's strategic exiting from indirect financing and the subsequent effect of principal runoff.

                                                 JUNE 30,        DECEMBER 31,
                                                     2001                2000

Residential mortgages                       $  44,623,147       $  47,040,044
Commercial loans secured by real estate        30,263,909          30,175,235
Commercial and agriculture                     17,874,835          12,347,114
Consumer loans                                 10,880,992          17,963,535
Home equity loans                               6,543,913           6,189,855
     Less allowance for loan losses            (2,297,422)         (1,943,741)
                                            -------------       -------------
Total loans receivable, net                 $ 107,889,374       $ 111,772,042
                                            =============       =============




                                                 JUNE 30,        DECEMBER 31,
                                                     2001                2000
Non-performing loans consists of
  the following:
     Non-accrual loans                      $   3,852,584       $   2,058,842
     Real estate owned - net                       12,406              12,406
                                            -------------       -------------

Total non-performing loans                      3,864,990           2,071,248
                                            =============       =============

Non-performing loans to total loans                  3.51%               1.82%


The Bank stops accruing interest on loans secured by residential real estate that become delinquent in excess of 120 days, and loans not secured by residential real estate in excess of 90 days. At June 30, 2001 loans in non-accruing status were $3,852,000, an increase of $1,793,000 from December 31, 2000. The Bank's real estate owned, containing properties foreclosed upon, is unchanged when compared to December 31, 2000.

Total liabilities at June 30, 2001 were $139,387,000, a decrease of $7,109,000 compared to $146,496,000 at December 31, 2000. Deposits at June 30, 2001 were $127,738,000 compared to $133,120,000 at December 31, 2000, a decrease of
$5,382,000. The Bank continues to focus efforts on attracting retail deposits in its core banking markets.

Shareholders' equity at June 30, 2001 was $14,254,300, a decrease of ($317,000) compared to December 31, 2000. This decrease is the result of a $191,000 appreciation of the Company's available-for-sale securities portfolio, net of income tax, offset by the Company's net operating loss of ($508,000).

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. During the first six months of 2001, the Company has significantly reduced its use of funds through improved expense controls and capital expenditure policies. In order to further improve the Company's liquidity position, management identified two internal contingent funding sources. First, the Company's management commenced efforts to establish the ability to temporarily borrow funds from the Bank's correspondent banks. This borrowing would use the Company's marketable investment securities as collateral, with repayment of loan principal to coincide with the maturity of the security. Second, management began to actively seek bids for liquidation of the marketable securities. Due to falling market rates, the liquidation values have significantly improved during fiscal 2001. Due to the Company's contingent liquidity sources and its decreased use of funds, the Company does not anticipate the need for any additional external funding over the next twelve months.

Activity in the allowance for loan losses consists of the following:


                                               SIX MONTHS          SIX MONTHS
                                                    ENDED               ENDED
                                                 JUNE 30,            JUNE 30,
                                                     2001                2000

Balance, beginning of period                $   1,943,741       $     854,985
Add:
Provision for loan losses                         445,000             275,000
Recoveries of loans previously charged off          7,409                 110
Less:  Gross charge-offs:
Residential real estate loans                           0                   0
Consumer/Commercial loans                         (98,728)            (38,794)
                                            -------------       -------------

Balance, end of period                      $   2,297,422       $   1,091,301
                                            =============       =============

Net charge-offs to total average
  loans outstanding                                  0.16%               0.07%

Allowance to total average loans outstanding         2.05%               0.95%




Allowance for loan losses at June 30, 2001 was $2,297,000, an increase of $354,000 from December 31, 2000. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent, is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

During the third quarter of 2000, the Company disclosed an internal investigation related to its former president. As a result of this investigation, all consumer secured, unsecured commercial, commercial secured, commercial real estate and residential mortgage loans for which the former president either acted as the loan officer, was involved through his relationship or affiliation with the borrower, or was otherwise actively involved in the loan. The following is a breakdown of loans identified in the review which are classified as non-performing as of June 30, 2001:

                                          Number of loans        Loan balance
Residential mortgage                                    4       $     369,030
Consumer secured                                        6              86,864
Commercial secured                                      2             217,502
Commercial unsecured                                    2           1,038,669
Commercial real estate                                  6           1,652,265
                                          ---------------       -------------
Total                                                  20       $   3,364,330
                                          ===============       =============

RESULTS OF OPERATIONS: Three Month Period Ended June 30, 2001
-------------------------------------------------------------

During the three month period ended June 30, 2001, the Company's net loss was ($353,000) compared to a ($259,000) net loss reported for the three month period ended June 30, 2000. The Company's pre-tax loss was ($559,000) compared to ($405,000) for the three month period ended June 30, 2000. The Company's comparative performance showed a decline in net interest income before provision for loan loss of ($235,000), an increase in the provision for loan losses of $200,000, a decline in non-interest income of ($23,000), offset by a reduction in non-interest expenses of ($304,000), and an increase in the income tax benefit of $60,000.

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($361,000), partially offset by a reduction in interest expense of ($126,000).

Interest income and fees from loans decreased from $2,475,000 for the three month period ended June 30, 2000 to $2,304,000 for the three month period ended June 30, 2001. This decrease was comprised of an unfavorable variance of ($96,000) due to lower average loan balances of $4,450,000 and an unfavorable variance of ($75,000) due to a decrease of 31 basis points in the effective yield on loans.

Interest income from investment securities declined $320,000 to $262,000 for the three months ended June 30, 2001, as compared to the three month period ended June 30, 2000. This reduction results from an unfavorable variance of ($303,000) from a reduction in average investment balances of $18,766,000 and an unfavorable variance of ($17,000) due to investment yields being 43 basis points lower.

Interest income from interest-bearing deposits held within other banks increased $132,000 from $26,000 for the three month period ended June 30, 2000 to $158,000 for the three month period ended June 30, 2001. This increase contained a favorable variance of $192,000 due to an increase in average balances of $13,352,000, partially offset by an unfavorable variance of ($60,000) due to a reduction in yield from 5.77% to 4.18%. This yield decline is primarily due to the effect of the rate reductions orchestrated by the Federal Reserve Bank, and the immediacy of impact on liquid assets.

Interest expense on deposits increased $195,000 to $1,646,000 for the three month period ended June 30, 2001, compared to $1,451,000 for the three month period ended June 30, 2000. This increase was comprised of unfavorable variances of $117,000 due to an increase in average deposit balances of $9,526,000, and $78,000 due to an increase in average rates on deposits from 4.89% to 5.13%. This increase in rates was impacted by an increase in the proportionate share of certificates of deposits to total deposits and the higher interest cost associated with such non-liquid deposit products.

Interest expense on FHLB advances decreased ($321,000) from $474,000 for the three month period ended June 30, 2000 to $153,000 for the three month period ended June 30, 2001. This reduction was the result of favorable variances of $320,000 due to decreased average borrowing balances of $20,816,000, and $1,000 due to a decrease in the average borrowing rate from 6.09% to 6.05%. This reduction in rates has been minimized by the remainder of borrowings being fixed rate borrowings acquired prior to the recent cuts enacted by the Federal Reserve Bank, therefore not reflecting lowered cost structure until such borrowings mature.

The Bank's general reserves, calculated primarily on portfolio growth and mix, did not require significant additional provision, as the gross portfolio balances increased just $334,000 from March 31, 2001 and the portfolio mix has not shown significant increases in segments containing higher loan loss expectancy.

Additional specific reserves were established in part to address the increase in non-performing loans from $3,012,000 at March 31, 2001 to $3,865,000 at June 30, 2001, and a $1,794,000 increase since December 31, 2000. These additional reserves related to non-performing loans were attributed to loans previously classified, based upon events during the quarter which increased the probability of losses related to these borrowers.

The Bank's net charge-offs for the year ended December 31, 2000 was $578,000, and included approximately $400,000 related to loans included in the internal investigation of the former president as discussed previously in management's discussion and analysis of financial condition. For the three months ended June 30, 2001, the Bank's net charge-offs were $40,000, a rate which is consistent with the prior year excluding the $400,000 related to the investigation and review.

Total non-interest income was $121,000 for the three month period ended June 30, 2001, compared to $144,000 for the three month period ended June 30, 2000. Service charges and fees were flat when compared to the first quarter of 2000. The Company has recognized a net loss on sale of assets of ($6,000) for the three month period ended June 30, 2001, while no such losses were taken during the same period in 2000. Other non-interest income declined ($17,000) from $79,000 for the three month period ended June 30, 2000, to $62,000 for the three month period ended June 30, 2001.

Non interest expenses totaled $1,247,000 for the three month period ended June 30, 2001, compared to $1,551,000 during the three month period ended June 30, 2000. Salaries and benefits for the three month period ended June 30, 2001 were $515,000, a reduction of ($45,000) from the three month period ended June 30, 2000. Occupancy costs were reduced

($32,000) to $176,000 from the three month period ended June 30, 2000, in part due to the disposal of corporate assets such as automobiles, furniture, and equipment. Professional fees for the three month period were $67,000 compared to $253,000 for the three month period ended June 30, 2000, a reduction of ($186,000). Advertising and promotional expenditures were reduced ($76,000) from the three month period ended June 30, 2000, to $13,000, partially due to less aggressive promotional efforts. Costs associated with stationery, supplies and printing were reduced ($18,000) to $12,000 from $30,000 for the three month period ended June 30, 2000. Data processing costs increased $12,000 to $133,000 for the three month period ended June 30, 2001, substantially impacted by increased volumes of transactions and accounts. Federal deposit insurance premiums increased $6,000 primarily due to increased deposit balances.

RESULTS OF OPERATIONS:  Six Month Period Ended June 30, 2001
------------------------------------------------------------

During the six month period ended June 30, 2001, the Company's net loss increased to ($508,000) compared to a net loss of ($396,000) during the six month period ended June 30, 2000. Of the ($112,000) reduction on net income, ($102,000) can be attributed to the after-tax impact of increases in the Bank's provision for loan losses. Net income before taxes declined ($189,000) to a net loss before tax of ($791,000) compared to a net loss before tax of ($602,000) for the six months ended June 30, 2000. This difference is comprised mostly of a decrease in net interest income before provision for loan losses of ($340,000), an increase in provision for loan losses of $170,000, partially offset by an increase in non-interest income of $18,000, and a reduction of ($304,000) in non-interest expenses.

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($454,000), partially offset by a reduction in interest expense of ($114,000).

Interest income and fees from loans decreased from $4,798,000 for the six month period ended June 30, 2000 to $4,696,000 for the six month period ended June 30, 2001. This decrease was comprised of an unfavorable variance of ($88,000) due to lower average loan balances of $2,086,000 and an unfavorable variance of ($14,000) due to a decrease in the effective yield on loans.

Interest income from investment securities declined ($460,000) to $561,000 for the six months ended June 30, 2001, as compared to the six month period ended June 30, 2000. This reduction results from an unfavorable variance of ($429,000) from a reduction in average investment balances of $13,287,000 and an unfavorable variance of ($31,000) due to investment yields being 32 basis points lower.

Interest income from interest-bearing deposits held within other banks increased $110,000 from $112,000 for the six month period ended June 30, 2000 to $222,000 for the six month period ended June 30, 2001. This increase contained a favorable variance of $164,000 due to an increase in average balances of $5,901,000, partially offset by an unfavorable variance of ($54,000) due to a reduction in yield from 5.61% to 4.51%.

Interest expense on deposits increased $502,000 to $3,276,000 for the six month period ended June 30, 2001, compared to $2,774,000 for the six month period ended June 30, 2000. This increase was comprised of unfavorable variances of $252,000 due to an increase in average deposit balances of $9,570,000, and $250,000 due to an increase in average rates on deposits from 4.79% to 5.25%.

Interest expense on FHLB advances decreased ($616,000) from $930,000 for the six month period ended June 30, 2000 to $314,000 for the six month period ended June 30, 2001. This reduction was the result of favorable variance of $622,000 due to decreased average borrowing balances of $20,549,000, offset by a $6,000 unfavorable variance due to an increase in the average borrowing rate from 6.02% to 6.24%.

The Bank's general reserves, calculated primarily on portfolio growth and mix, did not require significant additional provision, as the gross portfolio balances declined by ($3,529,000) from December 31, 2000 and the portfolio mix has not shown significant increases in segments containing higher loan loss expectancy.

Additional specific reserves were established in part to address the increase in non-performing loans from $2,071,000 at December 31, 2000 to $3,865,000 at June 30, 2001. These additional reserves related to non-performing loans were attributed to loans previously classified, based upon events during the quarter which increased the probability of losses related to these borrowers.

The Bank's net charge-offs for the year ended December 31, 2000 were $578,000, and included approximately $500,000 related to loans included in the internal investigation of the former president as discussed previously in management's discussion and analysis of financial condition. For the six months ended June 30, 2001, the Banks net charge-offs were $92,000, a rate which is consistent with the prior year excluding the $400,000 related to the investigation and review.

Total non-interest income was $254,000 for the six month period ended June 30, 2001, compared to $236,000 for six month period ended June 30, 2000. Service charges and fees increased $8,000 to $126,000 for the six month period ended June 30, 2001. In addition to increases in service charge revenue, the Bank has also seen growth in income derived from debit card activity. The Bank has also experienced an increase in revenue generated by residential mortgage origination, due in part to an interest rate environment conducive to borrower refinance activity.

Non interest expenses totaled $2,574,000 for the six month period ended June 30, 2001, compared to $2,878,000 during the six month period ended June 30, 2000. Advertising and promotional expenditures were reduced ($132,000) to $33,000 for the six month period ended June 30, 2001 from $165,000 for the six month period ended June 30, 2000. The Bank has done less advertising during this period of restricting growth and re-positioning the Company's balance sheet. Professional fees were reduced ($121,000) from $332,000 for the six month period ended June 30, 2000 to $211,000 for the six month period ended June 30, 2001. Expenses related to premises and equipment declined ($40,000) from $401,000 for the six month period ended June 30, 2000 to $361,000 for the six month period ended June 30, 2001. Most of this reduction was due to disposal of company owned assets, in particular, automobiles previously driven by Corporate officers. The Company's salary and benefit expense declined ($34,000) from $1,116,000 for the six month period ended June 30, 2000 to $1,082,000 for the six month period ended June 30, 2001. The Company's officers and directors continue to evaluate non-interest expenditures for additional reductions to aid in improving Corporate performance.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At June 30, 2001, the Bank satisfied all capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 2001 based on capital regulations currently in effect for savings institutions.

                                    TANGIBLE           CORE        RISK-BASED
                                     CAPITAL        CAPITAL           CAPITAL

Regulatory capital                    $9,819         $9,819           $11,168
Minimum capital requirement            2,236          4,471             8,560
                                      ------         ------           -------
Excess capital                        $7,583         $5,348           $ 2,608

Regulatory capital ratio                6.59%          6.59%            10.44%
Required capital ratio                  1.50%          3.00%             8.00%
                                      ------         ------           -------
Ratio excess                            5.09%          3.59%             2.44%
                                      ======         ======           =======


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At June 30, 2001, its regulatory liquidity ratio was 13.92%.

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

              None

     Item 3.  Defaults upon Senior Securities
              -------------------------------

              None

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              At the May 8, 2001 Annual Meeting of Shareholders, the following matters were submitted to a vote of the shareholders.

              Election of Directors - The following directors were elected for a term of three years.


              ---------------------------------------------------------------
                                                     Vote Count
              ---------------------------------------------------------------
                                                      For            Withheld
              ---------------------------------------------------------------
              D. Warren Robison                 1,362,328             117,633
              ---------------------------------------------------------------
              Ralph W. VanNatta                 1,376,631             103,330
              ---------------------------------------------------------------
              Michael J. Vaught                 1,386,156              93,805
              ---------------------------------------------------------------

              Ratification of the appointment of Independent Public Accountants - Deloitte & Touche LLP, Indianapolis, Indiana.

              ---------------------------------------------------------------
                                         For        Withheld        Abstained
              ---------------------------------------------------------------
                                   1,434,958          34,357           10,646
              ---------------------------------------------------------------


     Item 5.  Other information
              -----------------

              None


     Item 6.  Exhibits and Reports on Form 8-K
              --------------------------------

              a) By-Laws of Blue River Bancshares, Inc. (Attached as
              Exhibit 3(ii)


                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                      Blue River Bancshares, Inc.



Date:  August 14, 2001                By: /s/ Bradley A. Long
                                          -----------------------------
                                          Bradley A. Long, Vice President,
                                          Chief Financial Officer and Treasurer