Form 10QSB
period 2001-09-30
BLUE RIVER BANCSHARES INC
filed 2001-11-14
CIK 1055870

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20552

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File Number

                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

                    Indiana                                35-2016637
     ---------------------------------------         ---------------------
         (State or other jurisdiction of               (I. R. S. Employer
         incorporation or organization)              Identification Number)

            29 East Washington Street
              Shelbyville, Indiana                           46176
     ---------------------------------------         ---------------------
     (Address of principal executive office)               (Zip Code)

            Issuer's telephone number, including area code:
                            (317) 398-9721

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.           Yes  X         No
                    ---           ---

As of September 30, 2001, there were 1,549,913 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):    Yes             No  X
                    ----           ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.  FINANCIAL INFORMATION:

         Item 1.   Financial Statements:

                   Consolidated Statement of Financial Condition (Unaudited)
                   as of September 30, 2001                                                 3

                   Consolidated Statements of Operations (Unaudited) for the
                   three months ended September 30, 2001 and 2000                           4

                   Consolidated Statements of Operations (Unaudited) for the
                   nine months ended September 30, 2001 and 2000                            5

                   Consolidated Statements of Cash Flows (Unaudited) for the
                   nine months ended September 30, 2001 and 2000                            6

                   Notes to Consolidated Financial Statements (Unaudited)                 7-9

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                            10-16

PART II.           OTHER INFORMATION:                                                      17

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

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                            AS OF SEPTEMBER 30, 2001

ASSETS

     Cash and due from banks                                      $   2,986,569
     Interest-bearing deposits with banks                             5,183,229
     Investment securities available for sale                        24,296,316
     Investment securities held to maturity                             304,562
     Loans receivable, net                                          108,806,553
     Stock of FHLB Indianapolis                                       2,153,000
     Accrued interest receivable                                        957,821
     Deferred and refundable income taxes                             1,535,711
     Premises and equipment, net                                      2,659,720
     Real estate owned                                                   12,406
     Prepaid expenses and other assets                                  353,306
     Goodwill, net                                                    2,482,184
                                                                  -------------
TOTAL ASSETS                                                      $ 151,731,377
                                                                  =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

     Deposits                                                     $ 125,309,701
     FHLB advances                                                   10,000,000
     Accrued expenses and other liabilities                             458,938
     Accrued interest payable                                         1,821,640
                                                                  -------------
Total liabilities                                                   137,590,279
                                                                  -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Common stock, without par value: 1,549,913 shares
         issued and outstanding                                      16,579,196
     Accumulated deficit                                             (2,643,151)
     Unrealized gain on available for sale securities                   205,053
                                                                  -------------
Total shareholders' equity                                           14,141,098
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 151,731,377
                                                                  =============


See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                 2001              2000
                                                             -----------       -----------
INTEREST INCOME:
     Loans receivable                                        $ 2,244,606       $ 2,622,745
     Securities                                                  266,661           538,229
     Interest-bearing deposits                                   103,023            31,392
     Dividends from FHLB                                          39,344            46,002
                                                             -----------       -----------
Total interest income                                          2,653,634         3,238,368
                                                             -----------       -----------

INTEREST EXPENSE:
     Interest expense on deposits                              1,535,625         1,658,416
     Interest expense on FHLB and other borrowings               154,549           384,461
                                                             -----------       -----------
Total interest expense                                         1,690,174         2,042,877
                                                             -----------       -----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                   963,460         1,195,491
PROVISION FOR LOAN LOSSES                                        135,000         1,312,931
                                                             -----------       -----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                   828,460          (117,440)
                                                             -----------       -----------

NON-INTEREST INCOME:
     Service charges and fees                                     60,953            69,082
     (Loss) on Sale of Securities, Loans & other assets          (23,727)          (34,452)
     Other                                                        76,893            35,804
                                                             -----------       -----------
Total non-interest income                                        114,119            70,434
                                                             -----------       -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                              535,440           611,211
     Premises and equipment                                      175,333           182,996
     Federal deposit insurance                                    77,616            29,165
     Data processing                                             132,303           127,899
     Advertising and promotion                                     8,399            37,561
     Bank fees and charges                                        20,474            19,082
     Directors fees                                               30,539            28,500
     Professional fees                                           108,493           205,689
     Stationery, supplies and printing                             5,646            15,173
     Goodwill amortization                                        53,103            53,104
     Other                                                       137,678           138,412
                                                             -----------       -----------
Total non-interest expense                                     1,285,024         1,448,792
                                                             -----------       -----------

LOSS BEFORE INCOME TAX BENEFIT                                  (342,445)       (1,495,798)
INCOME TAX BENEFIT                                              (123,955)         (578,049)
                                                             -----------       -----------

NET LOSS                                                     $  (218,490)      $  (917,749)
                                                             ===========       ===========
BASIC AND DILUTIVE LOSS PER SHARE                            $     (0.14)      $     (0.60)


See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                    2001              2000
                                                                -----------       -----------
INTEREST INCOME:
     Loans receivable                                           $ 6,940,829       $ 7,421,048
     Securities                                                     827,926         1,559,844
     Interest-bearing deposits                                      325,149           143,857
     Dividends from FHLB                                            123,414           131,651
                                                                -----------       -----------
Total interest income                                             8,217,318         9,256,400
                                                                -----------       -----------

INTEREST EXPENSE:
     Interest expense on deposits                                 4,811,434         4,432,191
     Interest expense on FHLB and other borrowings                  468,516         1,314,378
                                                                -----------       -----------
Total interest expense                                            5,279,950         5,746,569
                                                                -----------       -----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                    2,937,368         3,509,831
PROVISION FOR LOAN LOSSES                                           580,000         1,587,931
                                                                -----------       -----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                    2,357,368         1,921,900
                                                                -----------       -----------

NON-INTEREST INCOME:
     Service charges and fees                                       186,942           186,993
     (Loss) on sale of Securities, Loans, and other assets          (21,410)          (34,452)
     Other                                                          202,585           154,321
                                                                -----------       -----------
Total non-interest income                                           368,117           306,862
                                                                -----------       -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits                               1,617,695         1,726,895
     Premises and equipment                                         536,305           583,756
     Federal deposit insurance                                      141,967            83,632
     Data processing                                                392,483           358,113
     Advertising and promotion                                       41,205           202,246
     Bank fees and charges                                           63,656            62,233
     Directors fees                                                  87,089            85,950
     Professional fees                                              319,738           538,147
     Stationery, supplies and printing                               57,738            69,411
     Goodwill amortization                                          159,309           159,310
     Other                                                          442,318           457,244
                                                                -----------       -----------
Total non-interest expense                                        3,859,503         4,326,937
                                                                -----------       -----------

(LOSS) BEFORE INCOME TAX BENEFIT                                 (1,134,018)       (2,098,175)
INCOME TAX BENEFIT                                                 (407,115)         (784,450)
                                                                -----------       -----------

NET LOSS                                                        $  (726,903)      $(1,313,725)
                                                                ===========       ===========
BASIC AND DILUTIVE LOSS PER SHARE                               $     (0.47)      $     (0.85)



See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                        2001              2000
                                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $   (726,903)      $ (1,313,725)
     Adjustments to reconcile net loss to net cash from operating activities:
         Depreciation and amortization                                                  415,686            381,886
         Provision for loan losses                                                      580,000          1,587,931
         Loss on sales of available-for-sale securities                                  22,968             34,452
         Loss on sale of loans                                                                               9,998
         Loss on sales of premises and equipment and other assets                         7,192
     Changes in assets and liabilities:
         Accrued interest receivable                                                    140,643            (88,249)
         Other assets                                                                  (335,785)          (935,442)
         Other liabilities                                                            1,403,944            900,234
                                                                                   ------------       ------------
Net cash from operating activities                                                    1,507,745            577,085
                                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations, net of principal repayments                                   2,385,013         (6,973,948)
     Principal maturities collected on securities                                     5,548,922          2,922,514
     Net proceeds from sale / (purchases of) premises and equipment                      18,581            (74,366)
     Proceeds from sale of loans                                                                         1,687,848
     Proceeds from sale of available-for-sale securities                                677,032          9,551,642
     Purchases of available-for-sale securities                                     (10,758,743)       (14,114,386)
                                                                                   ------------       ------------
Net cash from investing activities                                                   (2,129,195)        (7,000,696)
                                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from FHLB advances and other borrowings                                         0         79,675,000
     Payment of FHLB advances and other borrowings                                   (2,500,000)       (96,783,800)
     Net change in deposits                                                          (7,793,029)        24,629,237
     Proceeds from issuance of Common Stock                                                   0            309,936
                                                                                   ------------       ------------
Net cash from financing activities                                                  (10,293,029)         7,830,373
                                                                                   ------------       ------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                     (10,914,479)         1,406,762

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            19,084,277          7,282,990
                                                                                   ------------       ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                $  8,169,798       $  8,689,752
                                                                                   ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                 $  3,714,000       $  4,835,000
     Income taxes paid                                                                        0                  0

See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

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

     The accompanying consolidated interim financial statements at September 30, 2001, the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

2.   COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the nine month periods ended September 30, 2001 and 2000.

                                                                                   Nine months Ended     Nine months Ended
                                                                                  September 30, 2001    September 30, 2000
                                                                                  ------------------    ------------------
     Other comprehensive income before tax:

         Net unrealized gains/(losses) on available-for-sale securities                $ 468,822             $ 124,027
         Less:  reclassification  adjustment  for gains realized in net income            22,968                34,452
                                                                                       ---------             ---------
         income

         Other comprehensive income/(loss) before income taxes                           491,790               158,479
         Income tax expense/(benefit) related to items of other
         comprehensive income                                                            195,531                63,010
                                                                                       ---------             ---------
     Other comprehensive income/(loss), net of tax                                     $ 296,259             $  95,469
                                                                                       =========             =========


3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS 133, as amended, is effective January 1, 2001 for the Company. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted this statement on January 1, 2001, and the adoption of this statement had no material impact on the financial condition, results of operations or cash flows of the Company.

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

     Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," was issued in June 2001 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

     Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001 and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

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

     On April 5, 2001, the OTS notified the Bank in writing that the business plan and budget submitted by the Bank has been approved. Although the Bank is no longer subject to the growth restrictions previously imposed by the OTS, the Bank may not make any significant changes to its business plan and budget without prior approval of the OTS. The Bank's business plan and budget contemplates minimal growth in the foreseeable future. However, there can be no assurances that the Bank will grow. In fact, depending on business conditions, the Bank's size may decrease.

6.   SUBSEQUENT EVENTS

     On October 17, 2001, the Registrant's wholly owned subsidiary, Shelby County Bank, a Federal Savings Banking Association (the "Bank"), entered into a Branch Purchase and Assumption Agreement (the "Agreement") with Community First Bank & Trust, an Ohio state-chartered bank ("Community"). The Agreement provides for Community's assumption of certain deposit and other liabilities and purchase of certain assets of two (2) branch offices of the Bank. The affected branches, operating as First Community Bank, are located at 7131 West Jefferson Boulevard, Fort Wayne, Indiana and 6154 Saint Joe Center Road, Fort Wayne, Indiana (collectively, the "Branches").

     Under the terms of the Agreement, Community will acquire the personal property, fixed assets, cash, records and real property lease interests of the Branches. In return Community will assume the deposit and certain other liabilities of the Branches and will pay the Bank an agreed upon amount for certain personal property, fixed assets, and real property lease interests.

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

FINANCIAL CONDITION:

     The Company's total assets at September 30, 2001 were $151,731,000, a reduction of $9,337,000 from December 31, 2000. This strategic reduction has been employed to enable the Bank to maintain a "well-capitalized" status and to reduce the Bank's exposure to interest rate risk.

     During the third quarter, the Bank's liquidity improved due to weakened loan demand coupled with strong cash inflows due to increased prepayment in the mortgage-backed securities portfolio, significant bond calls in agency securities and repayment of principal related to the Bank's loan portfolio. The Bank's management had built liquid reserves over the first half of the year, anticipating potential cash needs as the Bank commenced efforts at divesting of the Fort Wayne, Indiana banking facilities. As discussions progressed related to this matter, it became more clear that significant cash outflow would not be required to accomplish the strategic objectives. As a result, the Bank diverted significant resources from liquid assets into available-for-sale securities to improve earnings.

     The investment portfolio balances have increased to $24,601,000 at September 30, 2001 from $19,643,000 at December 31, 2000. This increase occurred primarily during the third quarter. The Bank has continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

     Due to the increases in balances of the investment portfolio, the Bank's interest-bearing deposits within other banks declined $6,629,000 from December 31, 2000. The Bank's liquidity levels are still sufficient to meet its operating needs.

     The Bank continues to emphasize sales of portfolio lending products that are not residential real estate related. The Bank does offer such products, but sells a majority of such loans, at par for a fee, in the secondary market. Most recent lending efforts have been geared toward home equity loans and lines of credit for retail borrowers, loans to finance residential construction, loans secured by non-residential real estate, and lines of credit to small businesses. Due to the diversification of such lending activities, the proportion of the portfolio secured by residential real estate continues to decline. Consumer loan outstanding are in decline due primarily to the Bank's strategic exiting from indirect financing and the subsequent effect of principal runoff.

                                             SEPTEMBER 30,        DECEMBER 31,
                                                  2001                2000
                                             -------------       -------------
Residential mortgages                        $  44,979,285       $  47,040,044
Commercial loans secured by real estate         32,118,749          30,175,235
Commercial and agriculture                      17,444,773          12,347,114
Consumer loans                                  10,195,933          17,963,535
Home equity loans                                6,467,505           6,189,855
     Less allowance for loan losses             (2,399,692)         (1,943,741)
                                             -------------       -------------
Total loans receivable, net                  $ 108,806,553       $ 111,772,042
                                             =============       =============


                                                   SEPTEMBER 30,     DECEMBER 31,
                                                        2001              2000
                                                   -------------     ------------
Non-performing loans consists of the following:
     Non-accrual loans                               $3,907,714       $2,058,842
     Real estate owned - net                             12,406           12,406
                                                     ----------       ----------

Total non-performing loans                           $3,920,120       $2,071,248
                                                     ==========       ==========

Non-performing loans to total loans                        3.52%            1.82%


The Bank stops accruing interest on loans secured by real estate that become delinquent in excess of 120 days, and loans not secured by real estate in excess of 90 days. At September 30, 2001 loans in non-accruing status were $3,908,000, an increase of $1,849,000 from December 31, 2000. The Bank's real estate owned, containing properties foreclosed upon, is unchanged when compared to December 31, 2000.

Total liabilities at September 30, 2001 were $137,590,000, a decrease of $8,906,000 compared to $146,496,000 at December 31, 2000. Deposits at September 30, 2001 were $125,310,000 compared to $133,120,000 at December 31, 2000, a decrease of $7,810,000. The Bank continues to focus efforts on attracting retail deposits in its core banking markets.

Shareholders' equity at September 30, 2001 was $14,141,300, a decrease of ($431,000) compared to December 31, 2000. This decrease is the result of a $296,000 appreciation of the Company's available-for-sale securities portfolio, net of income tax, offset by the Company's net loss of ($727,000).

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. During the nine months ended September 30, 2001, the Company has significantly reduced its use of funds through improved expense controls and capital expenditure policies. In order to further improve the Company's liquidity position, a $700,000 Corporate security was liquidated during the third quarter. Due to the Company's current liquidity sources and its decreased use of funds, the Company does not anticipate the need for any additional external funding over the next twelve months.

Activity in the allowance for loan losses consists of the following:

                                                       NINE MONTHS        NINE MONTHS
                                                           ENDED             ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                            2001              2000
                                                       -------------      -------------
Balance, beginning of period                            $ 1,943,741        $   854,985
Add:
Provision for loan losses                                   580,000            275,000
Recoveries of loans previously charged off                   17,767                110
Less:  Gross charge-offs:
Residential real estate loans                                     0                  0
Consumer/Commercial loans                                  (141,816)           (38,794)
                                                        -----------        -----------
Balance, end of period                                  $ 2,399,692        $ 1,091,301
                                                        ===========        ===========

Net charge-offs to total average loans outstanding             0.15%              0.07%

Allowance to total average loans outstanding                   2.16%              0.95%


Allowance for loan losses at September 30, 2001 was $2,400,000, an increase of $456,000 from December 31, 2000. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent, is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

During the third quarter of 2000, the Company disclosed an internal investigation related to its former president. As a result of this investigation the Bank reviewed all consumer secured, unsecured commercial, commercial secured, commercial real estate and residential mortgage loans for which the former president either acted as the loan officer, was involved through his relationship or affiliation with the borrower, or was otherwise actively involved in the loan. The following is a breakdown of loans identified in the review which are classified as non-performing as of September 30, 2001:

                                        Number of loans        Loan balance
                                        ---------------        ------------
Residential mortgage                           4                $  366,201
Consumer secured                               4                    54,792
Commercial secured                             2                   217,502
Commercial unsecured                           2                 1,038,669
Commercial real estate                         6                 1,651,449
                                              --                ----------
Total                                         18                $3,328,613
                                              ==                ==========

RESULTS OF OPERATIONS:  Three Months Ended September 30, 2001

During the three month period ended September 30, 2001, the Company's net loss was ($218,000) compared to a ($918,000) net loss reported for the three month period ended September 30, 2000. The Company's pre-tax loss was ($342,000) compared to ($1,496,000) for the three month period ended September 30, 2000. The Company's comparative performance showed a decline in net interest income before provision for loan loss of ($232,000), a decrease in the provision for loan losses of ($1,178,000), an increase in non-interest income of $44,000 , a reduction in non-interest expenses of ($164,000), and a decrease in the income tax benefit of ($454,000).

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($585,000), partially offset by a reduction in interest expense of ($353,000).

Interest income and fees from loans decreased from $2,623,000 for the three month period ended September 30, 2000 to $2,245,000 for the three month period ended September 30, 2001. This decrease was comprised of an unfavorable variance of ($145,000) due to lower average loan balances of $6,429,000 and an unfavorable variance of ($233,000) due to a decrease of 87 basis points in the effective yield on loans.

Interest income from investment securities declined $272,000 to $267,000 for the three months ended September 30, 2001, as compared to the three month period ended September 30, 2000. This reduction results from an unfavorable variance of ($243,000) from a reduction in average investment balances of $15,105,000 and an unfavorable variance of ($29,000) due to investment yields being 65 basis points lower.

Interest income from interest-bearing deposits held within other banks increased $72,000 from $31,000 for the three month period ended September 30, 2000 to $103,000 for the three month period ended September 30, 2001. This increase contained a favorable variance of $126,000 due to an increase in average balances of $8,953,000, partially offset by an unfavorable variance of ($55,000) due to a reduction in yield from 5.59% to 3.65%. This yield decline is primarily due to the effect of the rate reductions orchestrated by the Federal Reserve Bank, and the immediacy of impact on liquid assets.

Interest expense on deposits decreased ($123,000) to $1,535,000 for the three month period ended September 30, 2001, compared to $1,658,000 for the three month period ended September 30, 2000. This increase was comprised of favorable variances of ($68,000) due to a decrease in average deposit balances of ($106,000) and a reduction in the proportion of certificates to total deposits, and ($55,000) due to an decrease in average rates on deposits from 5.34% to 4.93%. This decrease in rates was impacted by the decrease in the proportionate share of certificates of deposits to total deposits and the lower interest cost associated with more liquid deposit products.

Interest expense on FHLB advances decreased ($230,000) from $384,000 for the three month period ended September 30, 2000 to $154,000 for the three month period ended September 30, 2001. This reduction was the result of favorable variances of ($231,000) due to decreased average borrowing balances of ($14,030,000).

For the three month period ended September 30, 2001, the provision for loan losses was decreased to $135,000 from $400,000 for the three months ended June 30, 2001. The reduced reserves were due to more stable levels of non-performing loans, increased by $55,000 over June 30, 2001 levels, compared to the increase of $854,000 in the 2nd quarter.

Total non-interest income was $114,000 for the three month period ended September 30, 2001, compared to $70,000 for the three month period ended September 30, 2000. Service charges and fees decreased ($8,000) when compared to the three month period ended September 30, 2000. The Company has recognized a net loss on sale of assets of ($23,000) for the three month period ended September 30, 2001, while ($34,000) was recorded during the same period in 2000. Other non-interest income increased $41,000 from $36,000 for the three month period ended September 30, 2000, to $77,000 for the three month period ended September 30, 2001.

Non interest expenses totaled $1,285,000 for the three month period ended September 30, 2001, compared to $1,449,000 during the three month period ended September 30, 2000. Salaries and benefits for the three month period ended September 30, 2001 were $535,000, a reduction of ($76,000) from the three month period ended September 30, 2000. Occupancy costs were reduced ($8,000) to $175,000 from the three month period ended September 30, 2000, in part due to the disposal of corporate assets such as automobiles, furniture, and equipment. Professional fees for the three month period were $108,000 compared to $206,000 for the three month period ended September 30, 2000, a reduction of ($98,000). Advertising and promotional expenditures were reduced ($29,000) from the three month period ended September 30, 2000, to $8,000, partially due to less aggressive promotional efforts. Costs associated with stationery, supplies and printing were reduced ($9,000) to $6,000 from $15,000 for the three month period ended September 30, 2000. Data processing costs increased $4,000 to $132,000 for the three month period ended September 30, 2001, substantially impacted by increased volumes of transactions and accounts. Federal deposit insurance premiums increased $48,000 due to an increase in the Bank's assessment rate.

RESULTS OF OPERATIONS:  Nine Months Ended September 30, 2001

During the nine month period ended September 30, 2001, the Company's net loss improved to ($727,000) compared to a net loss of ($1,314,000) during the nine month period ended September 30, 2000. Net loss before taxes improved $964,000 to a net loss before tax of ($1,134,000) compared to a net loss before tax of ($2,098,000) for the nine months ended September 30, 2000. This improvement was comprised mostly of a reduction in provision for loan losses of ($1,008,000). Non-interest expenses were reduced ($467,000) from 2000 levels, but this improvement was offset by a reduction in net interest income before provision for loan losses of ($573,000), and an increase in non-interest income of $61,000.

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($1,039,000), partially offset by a reduction in interest expense of ($467,000).

Interest income and fees from loans decreased from $7,421,000 for the nine month period ended September 30, 2000 to $6,941,000 for the nine month period ended September 30, 2001. This decrease was comprised of an unfavorable variance of ($228,000) due to lower average loan balances of ($3,533,000) and an unfavorable variance of ($252,000) due to a decrease in the effective yield on loans from 8.64% to 8.35%.

Interest income from investment securities declined ($732,000) to $828,000 for the nine months ended September 30, 2001, as compared to the nine month period ended September 30, 2000. This reduction results from an unfavorable variance of ($671,000) from a reduction in average investment balances of ($13,893,000) and an unfavorable variance of ($61,000) due to investment yields being 43 basis points lower.

Interest income from interest-bearing deposits held within other banks increased $181,000 from $144,000 for the nine month period ended September 30, 2000 to $325,000 for the nine month period ended September 30, 2001. This increase contained a favorable variance of $290,000 due to an increase in average balances of $6,918,000, partially offset by an unfavorable variance of ($108,000) due to a reduction in yield from 5.60% to 4.20%.

Interest expense on deposits increased $379,000 to $4,811,000 for the nine month period ended September 30, 2001, compared to $4,432,000 for the nine month period ended September 30, 2000. This increase was comprised of unfavorable variances of $211,000 due to an increase in average deposit balances of $6,345,000, and $168,000 due to an increase in average rates on deposits from 4.98% to 5.14%.

Interest expense on FHLB advances decreased ($846,000) from $1,314,000 for the nine month period ended September 30, 2000 to $468,000 for the nine month period ended September 30, 2001. This reduction was the result of favorable variance of $853,000 due to decreased average borrowing balances of $18,709,000, offset by a $7,000 unfavorable variance due to an increase in the average borrowing rate from 6.01% to 6.17%.

For the nine month period ended September 30, 2001, the Company has provided $580,000 in additional loan loss reserves. These additional loan loss reserves were established to address an increase in non-performing loans to $3,920,000, an increase of $1,849,000 over December 31, 2000 at $2,071,000. These additional reserves were primarily related to previously identified borrowers that exhibited negative factors during the period that resulted in management increasing the probability of losses associated with such borrowers.

Total non-interest income was $368,000 for the nine month period ended September 30, 2001, compared to $307,000 for nine month period ended September 30, 2000. Service charges and fees were flat at $187,000 for the nine month period ended September 30, 2001. The Bank has also experienced an increase in revenue generated by residential mortgage origination, due in part to an interest rate environment conducive to borrower refinance activity.

Non interest expenses totaled $3,860,000 for the nine month period ended September 30, 2001, compared to $4,327,000 during the nine month period ended September 30, 2000. Advertising and promotional expenditures were reduced ($161,000) to $41,000 for the nine month period ended September 30, 2001 from $202,000 for the nine month period ended

September 30, 2000. The Bank has done less advertising during this period of restricting growth and re-positioning the Company's balance sheet. Professional fees were reduced ($218,000) from $538,000 for the nine month period ended September 30, 2000 to $320,000 for the nine month period ended September 30, 2001. Expenses related to premises and equipment declined ($48,000) from $584,000 for the nine month period ended September 30, 2000 to $536,000 for the nine month period ended September 30, 2001. Most of this reduction was due to disposal of company owned assets, in particular, automobiles previously driven by Corporate officers. The Company's salary and benefit expense declined ($109,000) from $1,727,000 for the nine month period ended September 30, 2000 to $1,618,000 for the nine month period ended September 30, 2001. The Company's officers and directors continue to evaluate non-interest expenditures for additional reductions to aid in improving earnings.

CAPITAL RESOURCES AND LIQUIDITY

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At September 30, 2001, the Bank satisfied all capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 2001 based on capital regulations currently in effect for savings institutions.

                                  TANGIBLE          CORE         RISK-BASED
                                  CAPITAL         CAPITAL          CAPITAL
                                 ---------       ---------       ----------
Regulatory capital               $   9,674       $   9,674       $   11,033
Minimum capital requirement          2,206           4,412            8,615
                                 ---------       ---------       ----------
Excess capital                   $   7,468       $   5,262       $    2,418

Regulatory capital ratio              6.58%           6.58%           10.24%
Required capital ratio                1.50%           3.00%            8.00%
                                 ---------       ---------       ----------
Ratio excess                          5.08%           3.58%            2.24%
                                 =========       =========       ==========


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At September 30, 2001, its regulatory liquidity ratio was 13.39%.

V.   OTHER INFORMATION

     Item 1.  Legal Proceedings

     On April 12, 2001, the Bank filed a complaint in the Shelby Superior Court against Creative Development, LLC, Creative Renovations, Inc., Jeffrey M. Valles, John Valles, Jr., John M. Valles and Shaun K. York for failure to pay certain promissory notes, failure to pay guaranties and foreclosure of mortgages. The Bank is seeking compensatory damages and other appropriate relief. The complaint arises out of the defendants' failure to pay certain loans made by the Bank to Creative Renovations, Inc. and Creative Development, LLC. On August 1, 2001, Creative Development, LLC, Jeffrey M. Valles and John Valles filed a counterclaim against the Bank in the Shelby Superior Court #1 in Shelbyville, Indiana seeking compensatory and punitive damages in undisclosed amounts for breach of contract, breach of fiduciary duty and fraud. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. Management of the Company believes that the Bank has valid claims against the defendants as asserted in its complaint. However, no assurance can be given that the litigation will be resolved on terms favorable to the Bank or that any damages will be awarded to the Bank. The Company also believes that the defendant's counterclaims will not have a material adverse effect on the financial position of the Bank. However, no assurance can be given that the Bank will be successful in defending the counterclaims.

     On April 12, 2001, the Bank filed a complaint in the Shelby Superior Court against John F. Valles, Sophie Valles and John Valles, Jr. for failure to pay certain notes, foreclosure of mortgage and fraud. The Bank is seeking compensatory and punitive damages. The complaint arises out of the defendants' failure to pay certain loans made by the Bank to John F. Valles. On July 31, 2001, John F. Valles filed a counterclaim in the Shelby Circuit Court in Shelbyville, Indiana against the Bank seeking compensatory and punitive damages in undisclosed amounts. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleges that John F. Valles was damaged by purported false promises, material misrepresentations and fraudulent conduct of Mr. Reed and the Bank. Management of the Company believes that the Bank has valid claims against the defendants as asserted in its complaint. However, no assurance can be given that the litigation will be resolved on terms favorable to the Bank or that any damages will be awarded to the Bank. The Company also believes that the defendant's counterclaims will not have a material adverse effect on the financial position of the Bank. However, no assurance can be given that the Bank will be successful in defending the counterclaims.

     In July of 2001, the Bank filed a complaint against Richard L. Wilcher, Sr., Agnes L. Wilcher and Thistle Management for foreclosure of mortgage, payment of certain notes and replevin. The complaint arises out of the defendants' failure to pay certain loans made by the Bank to the defendants. On September 27, 2001, the defendants filed a counterclaim in the Shelby Circuit Court in Shelbyville, Indiana against the Bank seeking $1,000,000 in damages. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleges that the Bank intentionally mislead the defendants with regard to certain loans made to the defendants. Further, the counterclaim alleges that the Bank instituted its complaint in a malicious attempt to subvert the judicial process. Management of the Company believes that the Bank has valid claims against the defendants as asserted in its complaint. However, no assurance can be given that the litigation will be resolved on terms favorable to the Bank or that any damages will be awarded to the Bank. The Company also believes that the defendants' counterclaims will not have a material adverse effect on the financial position of the Bank. However, no assurance can be given that the Bank will be successful in defending the counterclaims.

     On June 26, 2001, the Bank filed a complaint against Bruce H. Young and International Marine Drive, LLC for failure to pay a certain promissory note. On August 24, 2001, the defendant filed a counterclaim against the Bank in the Hamilton Superior Court No. 3 in Noblesville, Indiana seeking compensatory damages of $3,000,000 and other punitive damages for breach of contract, fraud, constructive fraud, promissory estoppel and violations of the Corrupt Business Influence Act. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleges, in part, that the Bank committed to make certain loans to International Marine Drive, LLC which were never made. Management of the Company believes that the Bank has valid claims against the defendants as asserted in its complaint. However, no assurance can be given that the litigation will be resolved on terms favorable to the Bank or that any damages will be awarded to the Bank. The Company also believes that the defendant's counterclaims will not have a material adverse effect on the financial position of the Bank. However, no assurance can be given that the Bank will be successful in defending the counterclaims.

     Item 2.  Changes in Securities and Use of Proceeds

              None

     Item 3.  Defaults upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Security Holders

              None

     Item 5.  Other Information

              None

     Item 6.  Exhibits and Reports on Form 8-K

              The Company filed a Form 8-K on October 17, 2001 with the Securities and Exchange Commission.

                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                       Blue River Bancshares, Inc.



Date:  November 14, 2001               By:  /s/ Bradley A. Long
                                           -----------------------------
                                           Bradley A. Long, Vice President,
                                           Chief Financial Officer and Treasurer