Form 10KSB40
period 2001-12-31
BLUE RIVER BANCSHARES INC
filed 2002-04-01
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

   |X|  Annual report under Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 for the fiscal year ended December 31, 2001.

   | |  Transition report under Section 13 or 15 (d) of The Securities
                 Exchange Act of 1934 for the transition period from ____________to ___________

--------------------------------------------------------------------------------
                         COMMISSION FILE NUMBER 0-24501

                           BLUE RIVER BANCSHARES, INC.
--------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)

                 Indiana                            35-2016637
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


                29 E. Washington St., Shelbyville, Indiana 46176
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (317) 398-9721

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

                                 Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's net interest income for the year ended December 31, 2001:
$3,816,000.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Issues Market of NASDAQ on March 15, 2002 was $8,075,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,549,913 as of March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2001). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2001 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes | | No |X|
Total number of sequentially numbered pages  - 77
Exhibit index on sequentially numbered pages - 24

FORM 10-KSB TABLE OF CONTENTS
-----------------------------

                                                                                PAGE
                                                                                ----
PART I

 Item  1 -   Description of Business........................................       4

 Item  2 -   Description of Property........................................      19

 Item  3 -   Legal Proceedings..............................................      20

 Item  4 -   Submission of Matters to a Vote of Security Holders ...........      22

PART II

 Item  5 -   Market for Common Equity and Related Stockholder Matters.......      22

 Item  6 -   Management's Discussion and Analysis or Results of Operation...      22

 Item  7 -   Financial Statements...........................................      22

 Item  8 -   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.......................................      23

PART III

 Item  9 -   Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act.....      23

 Item 10 -   Executive Compensation ........................................      23

 Item 11 -   Security Ownership of Certain Beneficial Owners and
             Management ....................................................      23

 Item 12 -   Certain Relationships and Related Transactions.................      23

 Item 13 -   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.......................................................      24

             Signature Page.................................................      25

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

On December 31, 2001, the Company's wholly owned subsidiary, Shelby County Bank (the "Bank"), completed the sale of its two Fort Wayne branches pursuant to a Branch Purchase and Assumption Agreement (the "Agreement") entered into with Community First Bank and Trust, an Ohio state-chartered bank ("Community") on October 17, 2001. The Agreement provided for Community's assumption of certain deposit and other liabilities and purchase of certain assets of two branch offices of the Bank. The affected branches, operating as First Community Bank, are located at 7131 West Jefferson Boulevard, Fort Wayne, Indiana and 6154 Saint Joe Center Road, Fort Wayne, Indiana (collectively, the "Branches").

Under the terms of the Agreement, Community acquired the loans, personal property, fixed assets, cash, records, and real property lease interests of the Branches. Also Community assumed specific deposit and certain other liabilities of the Branches. The Bank retained approximately $33 million of time deposits. The transaction involved the purchase of approximately $31 million in assets and the assumption of approximately $11 million in liabilities. The difference between the assets and liabilities was offset by a cash payment from Community to the Bank of approximately $20 million. Community also retained all the employees of the First Community branches.

All of the financial institutions in Shelby County, Indiana, except for the Bank, are affiliated either with large out-of-state holding companies or with medium-sized holding companies headquartered outside of Shelby County. Accordingly, management of the Company believes that a locally-managed bank located in Shelbyville can attract those customers who prefer to conduct business with a local institution that demonstrates an active interest in their business and personal financial affairs and can provide timely responses and personal attention by its executive officers. The Company intends for the Bank to maintain a strong commitment to community banking.

The Bank's offices are located in the Indiana cities of Shelbyville, Morristown and St. Paul in Shelby County. The retail strategy of the Bank is to offer, primarily in Shelby County and contiguous counties, a wide range of basic banking products and services that are reasonably priced and easily understood by the customer. The Bank's commercial strategy centers on small to medium-sized businesses.

REGULATORY MATTERS

On July 10, 2000 the Office of Thrift Supervision (the "OTS") issued a letter which formally designated Shelby County Bank to be in "troubled condition" based upon the preliminary findings of the OTS' then ongoing examination of the Bank. The OTS expressed supervisory concern relating to the Bank's management, operating losses, interest rate risk sensitivity, internal controls and loan documentation. Pursuant to the letter, the Bank is subject to the following restrictions: (i) no increase in total assets during any quarter in excess of an amount equal to interest credited on deposits during the quarter without prior written approval of the OTS, (ii) prior OTS approval of all executive compensation and agreements and the hiring of any executive officer, director or consultant or changing the responsibilities of any current executive officer, (iii) prior notice to the OTS of all transactions between the Bank and its affiliates, (iv) prior OTS approval of all transactions between the Bank and third parties outside the normal course of business and (v) no golden parachute payments by the Bank, unless permissible pursuant to applicable law. The Company and the Bank are taking action to address the concerns set forth in this letter. The growth restrictions imposed by the OTS may have a material adverse effect on the Bank's operations.

On February 7, 2001 the OTS issued a letter which formally designated Blue River Bancshares, Inc. to be in "troubled condition" pursuant to the results of the March 13, 2000 examination. This letter places restrictions on the Company to notify the OTS at least 30 days prior to adding or replacing of members of the board of directors, or employing or changing responsibilities of senior executive officers. The letter also prohibits golden parachute payments unless such payments are permitted by regulation.

On April 5, 2001, the OTS notified Shelby County Bank in writing that the business plan and budget submitted by the Bank had been approved. Although the Bank is no longer subject to the growth restrictions previously imposed by the OTS, the Bank may not make any significant changes to its business plan and budget without prior approval of the OTS. The Bank's business plan and budget contemplates minimal growth in the foreseeable future. However, there can be no assurances that the Bank will grow. In fact, depending on business conditions, the Bank's size may decrease.

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

With respect to the portion of the St. Paul property still owned by the Bank, in early 1996, the Bank discovered the presence of diesel or fuel oil and gasoline constituents in the groundwater. In early 1997, a heating oil storage tank was removed from the ground and the area was remediated by excavating the soil surrounding the location of the tank and replacing it with granular fill material. An environmental remediation firm engaged by the Bank performed the tank removal and remediation.

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

Additionally, IDEM and the U.S. Environmental Protection Agency ("EPA") have a Memorandum of Agreement that provides in substance that once a Certificate of Completion has been issued by IDEM, unless the site poses an immediate and substantial threat to human health and the environment, EPA will not plan or anticipate any federal action under the Superfund law. Based upon the extent of the contamination found during the summer of 1998, the Bank's environmental consultant revised its estimate for completion of the project. On November 17, 1998 the Bank's environmental consultant estimated that the total cost for completion of the VRP, including the remediation prior to entering the VRP, was $238,000 plus any costs incurred by IDEM which are believed to be immaterial. The additional cost associated with the VRP was added to the Company's goodwill resulting from the merger.

The Company has been actively remediating the site since April of 1999. No "free product" has been detected for several quarters and the levels of dissolved phase contamination in the groundwater are generally decreasing. During the fourth quarter of 2000, the Bank's management evaluated the project status with the environmental consultant to assess the status of the remediation process. During this discussion, it was determined that the remediation period is expected to last longer than the original estimate. The environmental consultant estimated that an additional one to two years of active remediation may be necessary; and that the total costs to completion of the remediation and VRP process should range from $123,500 to $188,000. The Company incurred an additional $50,000 charge against earnings for 2000 to adjust the accrual to cover future estimated costs. There can be no assurance that the Bank will successfully complete the VRP or that the cost relating to the VRP will not exceed $288,000 plus any costs incurred by IDEM which are believed to be immaterial.

On November 19, 2001 the Company entered into a Voluntary Remediation Agreement with IDEM. Even if the Bank successfully completes the VRP, there can be no assurance that a non-governmental entity or person will not make a claim against the Bank with respect to the environmental matters relating to the St. Paul property.

MARKET AREA

The Bank's primary service area is Shelby County, which is located approximately 25 miles southeast of Indianapolis, Indiana. According to the 2000 Census, Shelby County's population is 43,445, ranked 33rd of 92 Indiana counties. The population has increased 7.8% compared to the 1990 census, ranking 45th in population growth in the state over the ten-year period. According to a projected population survey conducted by the Kelley School of Business at Indiana University in February, 1999, Shelby County is projected to be 43rd among the 92 counties in population growth projected to 2020. According to STATS Indiana, Shelby County businesses employed 23,750 full and part-time workers in 2000. Of the total payrolls, 96.2% were from nonfarm employment, with the most prevalent segments being manufacturing (29.1%), services (19.0%), retail trade (16.0%). Shelby County ranks 28th in per capita income in 1999 and 25th in the state in median household income in 1998. The unemployment rate in Shelby County was 4.1% in December 2001, compared to a state average of 4.9%. Total deposits held by Shelby County financial institutions were $396 million at June 30, 2001, according to the FDIC/OTS Summary of Deposits report.

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

EMPLOYEES

As of December 31, 2001, the Bank employed 35 persons on a full-time basis and 8 persons on a part-time basis and the Company employed 5 persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. All employees of the former Fort Wayne banking offices were retained by Community First and their employment with the Bank was terminated effective December 31, 2001. Management of the Bank considers its employee relations to be good.

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

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2001, approximately $1.1 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.

State Taxation. The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), that is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

The Bank's state income tax returns have not been audited in the last five years.

CURRENT ACCOUNTING ISSUES

In June 1998, SFAS No. 133, ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities, was issued. This statement was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted this statement on January 1, 2001, and the adoption of this statement had no material impact on the financial condition, results of operations or cash flows of the Company.

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

Statement of Financial Accounting Standards No. 144 ("SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001 and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

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

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the Federal Home Loan Bank (the "FHLB") also apply.) At December 31, 2001, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender ("QTL").

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

REGULATION OF THE BANK

As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC, due to SAIF insurance, in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank's semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits, is approximately $44,000.

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

As a member of the FHLB of Indianapolis, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2001, the Bank's investment in stock of the FHLB of Indianapolis was $2,153,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 2001, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $160,000, for an annual rate of 7.43%.

SAVINGS ASSOCIATION REGULATORY CAPITAL. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of 1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2001, the Bank was in compliance with all capital requirements imposed by law.

In 1994 and 1997 the OTS proposed new regulations affecting risk based capital standards and regulatory treatment of recourse obligations. However, final rules were never issued. On March 8, 2000, the OTS again proposed new regulations in this area. Until a final rule is issued, the impact on the savings association can not be determined.

The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 2001:

                                                                        TOTAL
                                              TANGIBLE     CORE       RISK-BASED
 FOR CAPITAL ADEQUACY PURPOSES                 CAPITAL    CAPITAL      CAPITAL
                                               -------    -------      ---------
Bank Amount .............................      $6,784      $6,784       $7,734
Required Amount .........................       1,799       3,597        6,002
                                               ------      ------       ------
Excess/(Deficit) ........................      $4,985      $3,187       $1,732
                                               ======      ======       ======
Bank Ratio ..............................        5.66%       5.66%       10.31%
Required Ratio ..........................        1.50%       3.00%        8.00%
                                               ------      ------       ------
Ratio Excess/(Deficit) ..................        4.16%       2.66%        2.31%
                                               ======      ======       ======

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

LOANS TO ONE BORROWER. The Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2001, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

QUALIFIED THRIFT LENDER. Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2001, the Bank was in compliance with its QTL requirement, with approximately 72% of its assets invested in QTLs.

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

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 2001, the Bank was categorized as "well capitalized," and it was not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure. However, there are no assurances that the Bank will maintain its "well capitalized" status.

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

COMMUNITY REINVESTMENT ACT MATTERS. Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating (outstanding, satisfactory, needs to improve, and substantial noncompliance) and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time homebuyers. The OTS has designated the Bank's record of meeting community credit needs as satisfactory.

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

In August 1996, the Federal Reserve and the FDIC issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of the new regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure.

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

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

      - allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

      - allows insurers and other financial service companies to acquire banks;

      - removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies and;

      - establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The Gramm-Leach Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Gramm-Leach-Bliley Act also requires an annual disclosure of an institutions privacy policy in addition to a disclosure at the time that a customer relationship is established. Regulations governing the privacy requirements of the Act have been proposed. Until the final rules have been issued, it is difficult to determine the impact of the regulations on the activities of the Company.

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

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

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements. In its oral and written communication, the Company from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect", "may", "could", "intend", "project", "estimate", "believe" or "anticipate." The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the 2001 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause the Company's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect the Company's future performance include the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other filings from time to time when considering any forward-looking statement.

ITEM 2. DESCRIPTION OF PROPERTY

                                                  Net Book Value
                                        Year       of Property,    Approximate
                                      Opened or    Furniture &       Square
      Description and Address         Acquired       Fixtures        Footage
      --------------------------      ---------   --------------   -----------
      Shelbyville Main Office           1975        $1,211,558       15,000
      29 East Washington St.

      Shelbyville Rampart Office        1995        $  670,583        3,000
      34 Rampart Street

      Morristown Office                 1995        $   43,472        1,800
      127 East Main Street

      St. Paul Office                   1989        $   48,156        1,476
      105 County Line Road

      In the opinion of management, the Bank's properties are adequately covered by insurance.

      The Bank has three ATMs, one at each of the following offices: Shelbyville Main Office, the Rampart Office, and the Morristown office. The Bank's ATMs are on the INTRIEVE INC. interchange system and participate in the nationwide STAR ATM network.

      The Bank owns computer and data processing equipment, which is used for transaction processing, accounting, financial forecasting, and loan document preparation. The net book value of electronic data processing equipment owned by the Bank was $171,000 at December 31, 2001.

      The Bank also has contracted for the data processing and reporting services of Intrieve. The Bank's service corporation subsidiary owns common stock of Intrieve having a book value of $15,000. The cost of these data processing services is approximately $42,000 per month.

ITEM 3. LEGAL PROCEEDINGS

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

With respect to the portion of the St. Paul property still owned by the Bank, in early 1996, the Bank discovered the presence of diesel or fuel oil and gasoline constituents in the groundwater. In early 1997, a heating oil storage tank was removed from the ground and the area was remediated by excavating the soil surrounding the location of the tank and replacing it with granular fill material. An environmental remediation firm engaged by the Bank performed the tank removal and remediation.

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

Additionally, IDEM and the U.S. Environmental Protection Agency ("EPA") have a Memorandum of Agreement that provides in substance that once a Certificate of Completion has been issued by IDEM, unless the site poses an immediate and substantial threat to human health and the environment, EPA will not plan or anticipate any federal action under the Superfund law. Based upon the extent of the contamination found during the summer of 1998, the Bank's environmental consultant revised its estimate for completion of the project. On November 17, 1998 the Bank's environmental consultant estimated that the total cost for completion of the VRP, including the remediation prior to entering the VRP, is $238,000 plus any costs incurred by IDEM which are believed to be immaterial. The additional cost associated with the VRP was added to the Company's goodwill resulting from the merger..

The Company has been actively remediating the site since April of 1999. No "free product" has been detected for several quarters and the levels of dissolved phase contamination in the groundwater are generally decreasing. During the fourth quarter of 2000, the Bank's management evaluated the project status with the environmental consultant to assess the status of the remediation process. During this discussion, it was determined that the remediation period is expected to last longer than the original estimate. The environmental consultant estimated that an additional one to two years of active remediation may be necessary; and that the total costs to completion of the remediation and VRP process should range from $123,500 to $188,000. The Company incurred an additional $50,000 charge against earnings for 2000 to adjust the accrual to cover future estimated costs. There can be no assurance that the Bank will successfully complete the VRP or that the cost relating to the VRP will not exceed $288,000 plus any costs incurred by IDEM which are believed to be immaterial.

On November 19, 2001 the Company entered into a Voluntary Remediation Agreement with IDEM. Even if the Bank successfully completes the VRP, there can be no assurance that a non-governmental entity or person will not make a claim against the Bank with respect to the environmental matters relating to the St. Paul property.

On April 12, 2001, the Bank filed a complaint in the Shelby Superior Court against Creative Development, LLC, Creative Renovations, Inc., Jeffrey M. Valles, John Valles, Jr., John M. Valles and Shaun K. York for failure to pay certain promissory notes, failure to pay guaranties and foreclosure of mortgages. The Bank was seeking compensatory damages and other appropriate relief. The complaint arose out of the defendants' failure to pay certain loans made by the Bank to Creative Renovations, Inc. and Creative Development, LLC. On August 1, 2001, Creative Development, LLC, Jeffrey M. Valles and John Valles filed a counterclaim against the Bank in the Shelby Superior Court #1 in Shelbyville, Indiana seeking compensatory and punitive damages in undisclosed amounts for breach of contract, breach of fiduciary duty and fraud. The counterclaim arose out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. Management of the Company believed that the Bank had valid claims against the defendants as asserted in its complaint. This matter was settled on December 31, 2001 and was dismissed by the Court on February 11, 2002.

On April 12, 2001, the Bank filed a complaint in the Shelby Superior Court against John F. Valles, Sophie Valles and John Valles, Jr. for failure to pay certain notes, foreclosure of mortgage and fraud. The Bank was seeking compensatory and punitive damages. The complaint arose out of the defendants' failure to pay certain loans made by the Bank to John F. Valles. On July 31, 2001, John F. Valles filed a counterclaim in the Shelby Circuit Court in Shelbyville, Indiana against the Bank seeking compensatory and punitive damages in undisclosed amounts. The counterclaim arose out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleged that purported false promises, material misrepresentations and fraudulent conduct of Mr. Reed and the Bank damaged John
F. Valles. This matter was settled on December 31, 2001 and was dismissed by the Court on February 11, 2002.

In July of 2001, the Bank filed a complaint against Richard L. Wilcher, Sr., Agnes L. Wilcher and Thistle Management for foreclosure of mortgage, payment of certain notes and replevin. The complaint arises out of the defendants' failure to pay certain loans made by the Bank to the defendants. On September 27, 2001, the defendants filed a counterclaim in the Shelby Circuit Court in Shelbyville, Indiana against the Bank seeking $1,000,000 in damages. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleges that the Bank intentionally mislead the defendants with regard to certain loans made to the defendants. Further, the counterclaim alleges that the Bank instituted its complaint in a malicious attempt to subvert the judicial process. Management of the Company believes that the Bank has valid claims against the defendants as asserted in its complaint. However, no assurance can be given that the litigation will be resolved on terms favorable to the Bank or that any damages will be awarded to the Bank. The Company also believes that the defendants' counterclaims will not have a material adverse effect on the financial position of the Bank. This matter was dismissed by the Court on March 22, 2002.

On June 26, 2001, the Bank filed a complaint against Bruce H. Young in the Hamilton Superior Court for collection of a promissory note and against International Marine Drive, LLC on its guaranty of that note to foreclose its security interest in collateral of International Marine Drive. On August 24, 2001, the defendant filed a counterclaim against the Bank seeking compensatory damages and other punitive damages for breach of contract, fraud, constructive fraud, promissory estoppel and violations of the Corrupt Business Influence Act. These claims are for an undisclosed amount. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleges, in part, that the Bank committed to make certain loans to International Marine Drive, LLC, which were never made. The Bank moved for summary judgment against Mr. Young on the note. Young was granted five months in which to conduct discovery and to prepare a response. Mr. Young has subsequently made an application to extend that period until May 12, 2002. In January 2002 the Court denied the Bank's Motion to Strike Mr. Young's request for a jury trial. The case is on the

Court's jury calendar for January 2003. The Bank's efforts to find a basis upon which the case could be resolved have been unsuccessful. The Bank anticipates that the case will be mediated either by agreement or by order of the Court. Management of the Company believes that the Bank has valid claims against the defendants as asserted in its complaint. However, no assurance can be given that the litigation will be resolved on terms favorable to the Bank or that any damages will be awarded to the Bank. The Company also believes that the defendant's counterclaims will not have a material adverse effect on the financial position of the Bank. However, no assurance can be given that the Bank will be successful in defending the counterclaims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of 2001.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI" During 2001, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

      As of March 15, 2002, there were 131 shareholders of record of Blue River common stock.

      The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                             2001                  2000
                                             ----                  ----
                                        High      Low         High       Low
                                       -----    -----       -----      -----
      First Quarter                    $4.25    $3.06       $5.13      $3.94
      Second Quarter                    4.85     3.43        4.63       3.50
      Third Quarter                     4.70     3.31        4.75       3.56
      Fourth Quarter                    4.65     3.45        4.25       2.13

      The Company did not declare any dividend on its shares of common stock during 2001 or 2000. Future dividend payments by the Company are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Bank. The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      Pages 41 through 58 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference in regard to this item.

ITEM 7. FINANCIAL STATEMENTS

      Pages 61 through 77, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference in regard to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

      This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2001.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

D. The following Exhibits are being filed as part of this 10-KSB:

      2*            Branch Purchase and Assumption Agreement
      3(i)****      Articles of Incorporation
      3(ii)         Amended and Restated By-Laws
      10.01*****    Registrant's 1997 Directors' Stock Option Plan
      10.02*****    Registrant's 1997 Key Employees' Stock Option Plan
      10.03**       Registrant's 2000 Directors' Stock Option Plan
      10.04**       Registrant's 2000 Key Employees' Stock Option Plan
      10.05**       Registrant's 2000 Employee Stock Purchase Plan
      10.06**       Registrant's First Amendment of 2000 Key Employees' Stock
                    Option Plan
      10.07         Registrant's Change in Control Agreement with Lawrence T.
                    Toombs
      13            The Annual Report to Shareholders of the Company for the
                    year ended December 31, 2001 (except for the pages and
                    information thereof expressly incorporated by reference
                    in this Form 10-KSB, the Annual Report to Shareholders
                    is provided solely for the information of the Securities
                    and Exchange Commission and is not deemed "filed" as
                    part of this Form 10-KSB).
      21***         Subsidiaries of the Registrant

      * Incorporated by reference to Registrant's Form 8-K, filed January 15, 2002.
      ** Incorporated by reference to Registrant's Form 10-KSB, filed March 31, 2001.
      *** Incorporated by reference to Registrant's Form 10-KSB, filed March 31, 1999.
      **** Incorporated by reference to Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 22, 1998.
      ***** Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998.

The Company filed one Form 8-K in 2001, on October 30, 2001.

SIGNATURES

In accordance with Section 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf of the undersigned, there unto duly authorized.

                                      Blue River Bancshares, Inc.
                                      (Registrant)
Date:   April 1, 2002                 By: /s/ Lawrence T. Toombs
                                      ------------------------------------
                                          Lawrence T. Toombs,
                                          President


Date:   April 1, 2002                 By: /s/ Bradley A. Long
                                      ------------------------------------
                                          Bradley A. Long,
                                          Vice President & Treasurer


Date:   April 1, 2002                 By: /s/ Steven R. Abel
                                      ------------------------------------
                                          Steven R. Abel,
                                          Chairman of the Board & CEO


Date:   April 1, 2002                 By: /s/ D. Warren Robison
                                      ------------------------------------
                                          D. Warren Robison,
                                          Senior Vice President &
                                          Secretary, Director


Date:   April 1, 2002                 By: /s/ Wendell L. Bernard
                                      ------------------------------------
                                          Wendell L. Bernard, Director


Date:   April 1, 2002                 By: /s/ Ralph W. Van Natta
                                      ------------------------------------
                                          Ralph W. Van Natta, Director


Date:   April 1, 2002                 By: /s/ Peter G. DePrez
                                      ------------------------------------
                                          Peter G. DePrez, Director


Date:   April 1, 2002                 By: /s/ Michael J. Vaught
                                      ------------------------------------
                                          Michael J. Vaught, Director