Form 10QSB
period 2002-03-31
BLUE RIVER BANCSHARES INC
filed 2002-05-14
CIK 1055870

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552

          (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    -----------

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

As of March 31, 2002, there were 1,549,913 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):                                      Yes      No X
                                                     ---     ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements:

               Consolidated Statement of Financial Condition
               (Unaudited) as of March 31, 2002                            3

               Consolidated Statements of Operations (Unaudited)
               for the three months ended March 31, 2002 and 2001          4

               Consolidated Statements of Cash Flows (Unaudited)
               for the three months ended March 31, 2002 and 2001          5

               Notes to Consolidated Financial Statements
               (Unaudited)                                               6-8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9-14

PART II.       OTHER INFORMATION:                                      15-16

      Item 1.     Legal Proceedings                                       15

      Item 2.     Changes in Securities and Use of Proceeds               16

      Item 3.     Defaults upon Senior Securities                         16

      Item 4.     Submission of Matters to a Vote of Security Holders     16

      Item 5.     Other information                                       16

      Item 6.     Exhibits and Reports on Form 8-K                        16

SIGNATURE PAGE                                                            17

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (Unaudited)
                              AS OF MARCH 31, 2002


ASSETS
------

     Cash and due from banks                             $   3,058,355
     Interest-bearing deposits with banks                   10,540,763
     Investment securities available for sale               32,353,940
     Investment securities held to maturity                    284,761
     Loans receivable, net                                  68,570,315
     Stock of FHLB Indianapolis                              2,153,000
     Accrued interest receivable                               721,556
     Deferred and refundable income taxes                    2,560,851
     Premises and equipment, net                             1,926,461
     Real estate owned                                       1,015,285
     Prepaid expenses and other assets                         480,668
     Goodwill, net                                           2,429,081
                                                         -------------

TOTAL ASSETS                                             $ 126,095,036
                                                         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
     Deposits                                            $ 110,478,463
     FHLB advances                                           2,500,000
     Accrued expenses and other liabilities                    268,082
     Accrued interest payable                                  578,998
                                                         -------------

Total liabilities                                          113,825,543
                                                         -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
     Common stock, without par value: 1,549,913 shares
         issued and outstanding                             16,579,196
     Accumulated deficit                                    (4,268,807)
     Unrealized loss on available for sale securities,
         net of income taxes                                   (40,896)
                                                         -------------
Total shareholders' equity                                  12,269,493
                                                         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 126,095,036
                                                         =============





See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001


                                                  2002           2001
                                                  ----           ----
INTEREST INCOME:
     Loans receivable                      $ 1,334,774    $ 2,392,583
     Securities                                337,991        298,798
     Interest-bearing deposits                  46,998         64,110
     Dividends from FHLB                        31,853         42,470
                                           -----------    -----------
Total interest income                        1,751,616      2,797,961
                                           -----------    -----------

INTEREST EXPENSE:
     Interest expense on deposits            1,162,674      1,629,838
     Interest expense on FHLB and other
       borrowings                               38,848        161,099
                                           -----------    -----------
Total interest expense                       1,201,522      1,790,937
                                           -----------    -----------

NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                 550,094      1,007,024
PROVISION FOR LOAN LOSSES                       75,000         45,000
                                           -----------    -----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                 475,094        962,024
                                           -----------    -----------

NON-INTEREST INCOME:
     Service charges and fees                   52,815         61,319
     Gain on Sale of Securities, Loans &
       other assets                              8,560          8,550
     Other                                      50,597         63,382
                                           -----------    -----------
Total non-interest income                      111,972        133,251
                                           -----------    -----------

NON-INTEREST EXPENSE:
     Salaries and employee benefits            346,822        566,807
     Premises and equipment                    116,130        185,311
     Federal deposit insurance                  80,808         31,973
     Data processing                           103,142        126,723
     Advertising and promotion                   7,131         20,108
     Bank fees and charges                      17,219         19,589
     Directors fees                             28,950         23,940
     Professional fees                          79,513        143,886
     Stationery, supplies and printing           7,421         40,490
     Goodwill amortization                           0         53,103
     Other                                     107,080        115,752
                                           -----------    -----------
Total non-interest expense                     894,216      1,327,682
                                           -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT                (307,150)      (232,407)
INCOME TAX BENEFIT                            (130,966)       (76,763)
                                           -----------    -----------

NET LOSS                                   $  (176,184)   $  (155,644)
                                           ===========    ===========

BASIC AND DILUTIVE LOSS PER SHARE          $     (0.11)   $     (0.10)

See notes to consolidated financial statements (unaudited).

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001


                                                                 2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $   (176,184)   $   (137,087)
     Adjustments to reconcile net loss to net cash
       from operating activities:
         Depreciation and amortization                           117,184         140,277
         Provision for loan losses                                75,000          45,000
         (Gain) on sales of available-for-sale securities         (4,200)              0
         (Gain) on sales of premises and equipment and
           other assets                                                0          (8,550)
     Changes in assets and liabilities:
         Accrued interest receivable                              (2,970)         55,063
         Other assets                                            (52,217)       (110,349)
         Other liabilities                                       270,133         518,567
                                                            ------------    ------------
Net cash from operating activities                               226,746         475,262
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan originations, net of principal repayments            3,281,540       1,891,726
     Principal maturities collected on securities              1,654,542       1,882,672
     Proceeds from sale of premises and equipment                      0          14,397
     Capital expenditures                                           (794)              0
     Proceeds from sale of available-for-sale securities       4,830,120               0
     Purchases of available-for-sale securities              (11,791,918)              0
                                                            ------------    ------------
Net cash from investing activities                            (2,026,510)      3,788,795
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of FHLB advances and other borrowings            (2,500,000)     (2,500,000)
     Net change in deposits                                    2,861,554     (10,713,230)
                                                            ------------    ------------
Net cash from financing activities                               361,554     (13,213,230)
                                                            ------------    ------------

NET DECREASE IN CASH AND EQUIVALENTS                          (1,438,210)     (8,949,173)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     15,037,328      19,084,277
                                                            ------------    ------------

CASH AND EQUIVALENTS, END OF PERIOD                         $ 13,599,118    $ 10,135,104
                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                          $    866,000    $  1,184,000
     Income taxes paid                                                 0               0



See notes to consolidated financial statements (unaudited)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001


1.   BASIS OF CONSOLIDATION AND PRESENTATION

     The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the Company") and its wholly-owned subsidiary Shelby County Bank (the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2001 Annual Report to Shareholders.

     The accompanying consolidated interim financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

2.   DESCRIPTION OF BUSINESS


     The Bank provides financial services to south central Indiana through its main office in Shelbyville and three other full service branches in Shelbyville, Morristown, and St. Paul, Indiana.

     On December 31, 2001, the Company completed the sale of its two Fort Wayne branches pursuant to a Branch Purchase and Assumption Agreement ("the Agreement") entered into with Community First Bank and Trust, an Ohio state-chartered bank ("Community") on October 17, 2001. The Agreement provided for Community's assumption of certain deposit and other liabilities and purchase of certain assets of two branch offices. Under the terms of the Agreement, Community acquired the loans, personal property, fixed assets, cash, records, and real property lease interests of the two Branches located in Fort Wayne, Indiana. The transaction involved the purchase of approximately $31 million in assets and the assumption of approximately $11 million in liabilities. The difference between the assets and liabilities was offset by a cash payment from Community to the Company of approximately $20 million. Community also retained all the employees of the First Community branches.

     The Bank is subject to competition from other financial institutions and is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

3.   COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the three month periods ended March 31, 2002 and 2001.


                                                      March 31, 2002       March 31, 2001
        Other comprehensive income before tax:

            Net unrealized gains/(losses) on
              available-for-sale securities             $(240,195)           $326,949
            Less: reclassification adjustment
              for gains realized in net income             (4,200)                  0
                                                        ---------            --------


            Other comprehensive income/(loss)
              before income taxes                        (244,395)            326,949
            Income tax expense/(benefit) related
              to items of other
            Comprehensive income                          (97,169)            129,992
                                                        ---------            --------

        Other comprehensive income/(loss), net of tax   $(147,226)           $196,957
                                                        =========            ========

4.   NEW ACCOUNTING PRONOUNCEMENTS

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

     Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. SFAS 142, is effective for the Company January 1, 2002. Annual goodwill amortization of approximately $212,000 was ceased on January 1, 2002. Management is in the process of determining whether any impairment charge will result from the adoption of SFAS 142.

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

     On February 7, 2001 the OTS issued a letter which formally designated Blue River Bancshares to be in "troubled condition" pursuant to the results of the March 13, 2000 examination. This letter places restrictions on the Company to notify the OTS at least 30 days prior to adding or replacing of members of the board of directors, or employing or changing responsibilities of senior executive officers. The letter also prohibits golden parachute payments unless such payments are permitted by regulation.

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

7.   SUBSEQUENT EVENTS

     None.

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

CRITICAL ACCOUNTING POLICIES

     Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at the lower of cost or fair value less estimated costs to sell. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, with any resulting write-down charged against the allowance for loan losses. Any subsequent deterioration of the property is charged directly to real estate owned expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense as incurred.

     Interest on real estate, commercial and installments loans is accrued over the term of the loans on a level yield basis. The Company discontinues accruing interest on loans and reverses previously accrued amounts for loans that are more than 90 days past due on commercial and consumer loans and 120 days past due on mortgage loans. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

     Nonrefundable loan origination fees, net of certain direct loan origination costs, are deferred and recognized as a yield adjustment over the life of the underlying loan. Any unamortized fees on loans sold are included as part of the gain/loss on sale of loans at time of sale.

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

     The Bank holds certain investment securities as "available for sale". Available for sale securities are stated at their current fair value. Unrealized gains and losses associated with available for sale securities, net of taxes, are excluded from earnings and reported as a net amount in shareholders' equity until realized.

     The Bank has the ability and does hold securities classified as "held to maturity" until their respective maturities. Accordingly, such securities are stated at cost and are adjusted for amortization of premiums and accretion of discounts.

     Realized gains or losses from the sale of securities are reflected in income on specific identification basis. Interest income and the amortization of the premium and discount arising at the time of acquisition are included in interest income.

FINANCIAL CONDITION:

     The Company's total assets at March 31, 2002 were $126,095,000, an increase of $305,000 from December 31, 2001. The Bank is strategically not being grown in order to maintain "well capitalized" status while continuing to focus on improving net interest income and overall profitability. The Bank's balance sheet has been reduced from historical levels primarily through the sale of its Fort Wayne banking centers in the fourth quarter of 2001.

     During the first quarter, the Bank's liquidity remained high due to weakened loan demand and moderate deposit growth. To improve earnings, management increased the Bank's available-for-sale investment securities portfolio.

     The investment portfolio balances have increased to $32,639,000 at March 31, 2002 from $27,636,000 at December 31, 2001. The Bank has continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

     Despite increases in the investment portfolios, the Bank's interest-bearing deposits within other banks declined ($380,000) to $10,541,000 from $10,921,000 at December 31, 2001. The Bank's liquidity levels are sufficient to meet its operating needs.

     The Bank's net loans declined ($3,365,000) from December 31, 2001 to $68,570,000 at March 31, 2002. Due to the Bank's desire to maintain its "well capitalized" status, the Bank's efforts in lending have been reduced. However, the Bank is making efforts to originate enough loan volume to stabilize the portfolio holdings. Due to the higher risk weighting of non-residential products, and the highly competitive rates available to borrowers, the Bank has continued to focus its lending efforts in home equity products.

                                             MARCH 31,    DECEMBER 31,
                                                  2002            2001

Residential mortgages                     $ 29,652,434    $ 31,843,376
Commercial loans secured by real estate     23,586,947      23,397,672
Commercial and agriculture                   4,836,238       4,866,174
Consumer loans                               9,188,784      10,199,602
Home equity loans                            3,257,768       3,520,294
     Less allowance for loan losses         (1,951,856)     (1,891,366)
                                          ------------    ------------
Total loans receivable, net               $ 68,570,315    $ 71,935,752
                                          ============    ============

                                                   MARCH 31,  DECEMBER 31,
                                                        2002          2001
Non-performing loans consists of the following:
     Non-accrual loans                            $3,109,949    $2,699,996
     Real estate owned - net                       1,015,285     1,003,329
                                                  ----------    ----------

Total non-performing loans                        $4,125,234    $3,703,325
                                                  ==========    ==========

Non-performing loans to total loans                     5.85%         5.02%


The Bank stops accruing interest on loans secured by real estate that become delinquent in excess of 120 days, and loans not secured by real estate in excess of 90 days. At March 31, 2002 loans in non-accruing status were $3,110,000, an increase of $410,000 from December 31, 2001. The Bank's real estate owned, containing properties foreclosed upon, increased approximately $12,000.

Total liabilities at March 31, 2002 were $113,826,000, an increase of $629,000 compared to $113,197,000 at December 31, 2001. Deposits at March 31, 2002 were $110,478,000 compared to $107,620,000 at December 31, 2001, an increase of $2,858,000. The Bank continues to focus efforts on attracting retail deposits, and to decrease its concentration of certificates.

Shareholders' equity at March 31, 2002 was $12,269,000, a decrease of ($323,000) compared to December 31, 2001. This decrease is the result of ($147,000) of unrealized losses within the Company's available-for-sale securities portfolio, net of income tax, combined with the Company's net loss of ($176,000).

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. During the three months ended March 31, 2002, the Company has continued its reduced use of funds through improved expense controls and capital expenditure policies. Due to the Company's current liquidity sources and its decreased use of funds, the Company does not anticipate the need for any additional external funding over the next twelve months in order to satisfy cash requirements.

Activity in the allowance for loan losses consists of the following:

                                                THREE MONTHS  THREE MONTHS
                                                       ENDED         ENDED
                                                   MARCH 31,     MARCH 31,
                                                        2002          2001

Balance, beginning of period                      $1,891,366    $1,943,741
Add:
Provision for loan losses                             75,000        45,000
Recoveries of loans previously charged off            53,934         6,319
Less:  Gross charge-offs:
Consumer/Commercial loans                            (68,443)      (58,498)
                                                  ----------    ----------

Balance, end of period                            $1,951,856    $1,936,562
                                                  ==========    ==========

Net charge-offs to total average
  loans outstanding                                     0.08%         0.05%

Allowance to total average loans outstanding            2.70%         1.71%

Allowance for loan losses at March 31, 2002 was $1,952,000, an increase of $61,000 from December 31, 2001. The Company's provision for loan losses for the quarter was $75,000 and its net charge-offs were approximately $8,000. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent, is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

During the third quarter of 2000, the Company completed an internal investigation related to its former president. As a result of this investigation the Bank reviewed all consumer secured, unsecured commercial, commercial secured, commercial real estate and residential mortgage loans for which the former president either acted as the loan officer, was involved through his relationship or affiliation with the borrower, or was otherwise actively involved in the loan. The following is a breakdown of loans identified in the review which are classified as non-performing as of March 31, 2002:


                               March 31, 2002              December 31, 2001
                          Number of                    Number of
                              loans     Loan balance       loans   Loan balance
Residential mortgage              1        $ 112,640           3      $ 243,909
Consumer secured                  2            8,162           2          8,544
Commercial secured                2          215,424           2        217,502
                          ---------        ---------   ---------      ---------
Total                             5        $ 336,226           7      $ 469,955
                          =========        =========   =========      =========

RESULTS OF OPERATIONS:  Three Months Ended March 31, 2002

During the three month period ended March 31, 2002, the Company's net loss was ($176,000) compared to a ($156,000) net loss reported for the three month period ended March 31, 2001. The Company's pre-tax loss was ($307,000) compared to ($232,000) for the three month period ended March 31, 2001. The Company's comparative performance showed a decline in net interest income before provision for loan loss of ($457,000), an increase in the provision for loan losses of ($30,000), a decrease in non-interest income of ($13,000), a reduction in non-interest expenses of ($433,000), and an increase in the income tax benefit of ($54,000).

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($1,046,000), partially offset by a reduction in interest expense of ($589,000). These variances were significantly contributed to by the sale of the Fort Wayne banking centers. In the sale, the Bank received approximately $21,000,000 in cash. The cash was used to acquire investments which possessed lower yields than loans which were sold with the branches, resulting in lower interest income. Because approximately $32,000,000 in deposits were retained by the Bank, interest expense did not reflect as substantial a reduction when compared to interest income.

Interest income and fees from loans decreased from $2,393,000 for the three month period ended March 31, 2001 to $1,335,000 for the three month period ended March 31, 2002. This decrease was comprised of an unfavorable variance of ($860,000) due to lower average loan balances of $40,573,000 and an unfavorable variance of ($198,000) due to a decrease of 111 basis points in the effective yield on loans. A significant portion of the volume variance is reflective of the sale of the loans related to the Fort Wayne banking centers. The reduction in yield is a combination of loans which repriced as market rates were declining, the impact of loans being placed in non-accruing status, and production of new loans during a low rate cycle as compared to portfolio average yields.

Interest income from investment securities increased $39,000 to $338,000 for the three months ended March 31, 2002, as compared to the three month period ended March 31, 2001. This increase results from a favorable variance of $135,000 from an increase in average investment balances of $8,563,000 and an unfavorable variance of ($96,000) due to investment yields being 139 basis points lower. The increased balances resulted from the excess liquidity resulting from the Fort Wayne transaction and the subsequent investment purchases to improve yields. The rate variance was the result of; the frequent and numerous rate reductions enacted by the Federal Reserve, a high rate of turnover due to increased prepayments on mortgage-backed securities, higher levels of bonds being called, incremental portfolio growth and replacement of portfolio runoff with lower rate bonds.

Interest income from interest-bearing deposits held within other banks decreased ($17,000) from $64,000 for the three month period ended March 31, 2001 to $47,000 for the three month period ended March 31, 2002. This decrease contained a favorable variance of $101,000 due to an increase in average balances of $7,360,000, offset by an unfavorable variance of ($118,000) due to a reduction in yield from 5.51% to 1.58%. The higher average balances resulted from the liquidity provided by the Fort Wayne branch sale. The decline in yield is primarily due to the effect of the rate reductions by the Federal Reserve Bank, and the immediate impact of such reductions on liquid assets.

Interest expense on deposits decreased ($467,000) to $1,163,000 for the three month period ended March 31, 2002, compared to $1,630,000 for the three month period ended March 31, 2001. This decrease was comprised of favorable variances of ($261,000) due to a decrease in average deposit balances of ($15,137,000) and ($206,000) due to an decrease in average rates on deposits from 5.37% to 4.37%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts.

Interest expense on FHLB advances decreased ($122,000) from $161,000 for the three month period ended March 31, 2001 to $39,000 for the three month period ended March 31, 2002. This reduction was the result of favorable variances of ($115,000) due to decreased average borrowing balances of ($7,177,000) and ($7,000) due to a reduction in rate from 6.43% to 5.45%.

For the three month period ended March 31, 2002, the provision for loan losses was decreased to $75,000 from $1,405,000 for the three months ended December 31, 2001. The higher levels of reserves for the three months ended December 31, 2001 reflected significant deterioration in loans which required establishment of specific allowances or increases in amounts previously reserved for specific borrowers. During the first quarter of 2002, no material changes were observed in the borrowers on the classified borrowers list, nor were there substantial net charge-offs for the period.

Total non-interest income was $112,000 for the three month period ended March 31, 2002, compared to $133,000 for the three month period ended March 31, 2001. Service charges and fees decreased ($8,000) when compared to the three month period ended March 31, 2001, partially due to service charges associated with Fort Wayne accounts in the prior year that were eliminated upon sale of the two banking offices. Mortgage broker fees declined approximately ($18,000) for the three months ended March 31, 2002 from $23,000 for the three month period ended March 31, 2001.

Non interest expenses totaled $894,000 for the three month period ended March 31, 2002, compared to $1,328,000 during the three month period ended March 31, 2001. Salaries and benefits for the three month period ended March 31, 2002 were $347,000, a reduction of ($220,000) from the three month period ended March 31, 2001. Occupancy costs were reduced ($69,000) to $116,000 from $185,000 for the three month period ended March 31, 2001. Both salaries and benefit expenses and occupancy costs were significantly impacted by the sale of the Fort Wayne banking offices. Professional fees for the three month period were $80,000 compared to $144,000 for the three month period ended March 31, 2001, a reduction of ($64,000). Advertising and promotional expenditures were reduced ($13,000) from the three month period ended March 31, 2001, to $7,000, partially due to less aggressive promotional efforts and to promotional efforts targeted to only one geographic market. Costs associated with stationery, supplies and printing were reduced ($33,000) to $7,000 from $40,000 for the three month period ended March 31, 2001. Data processing costs decreased ($24,000) to $103,000 for the three month period ended March 31, 2002, substantially impacted by elimination of volumes of transactions and accounts related to the former Fort Wayne banking offices, as well as infrastructure costs required for telecommunications between the remote sites and the main banking office located in Shelbyville. Federal deposit insurance premiums increased $49,000 due to an increase in the Bank's assessment rate.

CAPITAL RESOURCES AND LIQUIDITY

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At March 31, 2002, the Bank satisfied all capital requirements.

The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 2002 based on capital regulations currently in effect for savings institutions.

                                   TANGIBLE             CORE        RISK-BASED
                                    CAPITAL          CAPITAL           CAPITAL

Regulatory capital                   $6,503           $6,503            $7,429
Minimum capital requirement           1,804            3,608             5,848
                                      -----            -----             -----
Excess capital                       $4,699           $2,895            $1,581

Regulatory capital ratio              5.41%            5.41%            10.16%
Required capital ratio                1.50%            3.00%             8.00%
                                      -----            -----             -----
Ratio excess                          3.91%            2.41%             2.16%
                                      =====            =====             =====


Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At March 31, 2002, its regulatory liquidity ratio was 32.06%.

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings

              There has been no change to matters discussed in Legal Proceedings in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 1, 2002.

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

              None

     Item 5.  Other Information

              None


     Item 6.  Exhibits and Reports on Form 8-K

              The Company filed a Form 8-K on January 15, 2002 with the Securities and Exchange Commission.


                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                    Blue River Bancshares, Inc.



Date:  May 14, 2002             By:    /s/ Bradley A. Long
                                    -----------------------------
                                       Bradley A. Long, Vice President,
                                       Chief Financial Officer and Treasurer