Form 10QSB
period 2002-06-30
BLUE RIVER BANCSHARES INC
filed 2002-08-14
CIK 1055870

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File Number
                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

           Indiana                                             35-2016637
           -------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

       29 East Washington Street
         Shelbyville, Indiana                                     46176
         --------------------                                     -----
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

As of June 30, 2002, there were 1,549,913 shares of the Registrant's Common Stock issued outstanding.

Transitional Small Business Disclosure Format.
(Check one):                  Yes      No  X
                                  ---     ---

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.  FINANCIAL INFORMATION (Unaudited):

              Item 1.      Consolidated Financial Statements:

                           Consolidated Statement of Financial Condition (Unaudited)
                           as of June 30, 2002                                                               3

                           Consolidated Statements of Operations (Unaudited) for the
                           three months ended June 30, 2002 and 2001                                         4

                           Consolidated Statements of Operations (Unaudited) for the
                           six months ended June 30, 2002 and 2001                                           5

                           Consolidated Statements of Cash Flows (Unaudited) for the
                           six months ended June 30, 2002 and 2001                                           6

                           Notes to Consolidated Financial Statements (Unaudited)                         7-10

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     11-18

PART II.                   OTHER INFORMATION:                                                               19

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

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2002

-------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                       $   4,291,124
Interest-bearing deposits with banks                                              4,575,504
Investment securities available for sale                                         31,992,343
Investment securities held to maturity                                              279,102
Loans receivable, net                                                            64,482,582
Stock of FHLB Indianapolis                                                        2,153,000
Accrued interest receivable                                                         697,947
Deferred and refundable income taxes                                              2,491,082
Premises and equipment, net                                                       1,778,476
Real estate owned                                                                 1,351,669
Prepaid expenses and other assets                                                   435,127
                                                                              -------------
TOTAL ASSETS                                                                  $ 114,527,956
                                                                              =============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                      100,572,686
  FHLB advances                                                                   2,500,000
  Accrued expenses and other liabilities                                            458,033
  Accrued interest payable                                                        1,013,150
                                                                              -------------
Total liabilities                                                               104,543,869
                                                                              -------------

SHAREHOLDERS' EQUITY:
  Common stock, without par value:  1,549,913 shares issued and outstanding      16,579,196
  Accumulated deficit                                                            (6,919,222)
  Unrealized gain on available for sale securities, net of income taxes             324,113
                                                                              -------------
Total shareholders' equity                                                        9,984,087
                                                                              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 114,527,956
                                                                              =============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

----------------------------------------------------------------------------------------------------

                                                                            2002             2001
                                                                            ----             ----
INTEREST INCOME:
  Loans receivable                                                      $ 1,252,069      $ 2,303,640
  Securities                                                                372,285          262,467
  Interest-bearing deposits                                                  30,243          158,016
  Dividends from FHLB                                                        33,548           41,600
                                                                        -----------      -----------
           Total interest income                                          1,688,145        2,765,723
                                                                        -----------      -----------
INTEREST EXPENSE:
  Interest expense on deposits                                            1,070,608        1,645,971
  Interest expense on FHLB and other borrowings                              34,377          152,868
                                                                        -----------      -----------
           Total interest expense                                         1,104,985        1,798,839
                                                                        -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                        583,160          966,844
PROVISION FOR LOAN LOSSES                                                                    400,000
                                                                        -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         583,160          566,884
                                                                        -----------      -----------
NON-INTEREST INCOME:
  Service charges and fees                                                   64,418           64,670
  Loss on Sale of Securities, Loans and other assets                         (9,519)          (6,233)
  Other                                                                      36,078           62,310
                                                                        -----------      -----------
           Total non-interest income                                         90,977          120,747
                                                                        -----------      -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                            358,784          515,448
  Premises and equipment                                                    114,074          175,661
  Federal deposit insurance                                                  49,553           16,043
  Data processing                                                           116,784          133,457
  Advertising and promotion                                                   4,973           12,698
  Bank fees and charges                                                      17,925           23,593
  Directors fees                                                             28,950           32,610
  Professional fees                                                         105,698           67,359
  Stationery, supplies and printing                                          20,177           11,602
  Goodwill amortization                                                                       53,103
  Other                                                                     234,216          205,223
                                                                        -----------      -----------
           Total non-interest expense                                     1,051,134        1,246,797
                                                                        -----------      -----------
LOSS BEFORE INCOME TAX BENEFIT                                             (376,997)        (559,166)
INCOME TAX BENEFIT                                                         (155,664)        (206,397)
                                                                        -----------      -----------
NET LOSS before cumulative effect of change in accounting principle        (221,333)        (352,769)
Cumulative effect of change in accounting principle                       2,429,081
                                                                        -----------      -----------
NET LOSS                                                                $(2,650,414)     $  (352,769)
                                                                        ===========      ===========

Basic and diluted loss per share before change in accounting principle  $     (0.14)     $     (0.23)
Cumulative effect of change in accounting principle                           (1.57)
                                                                        -----------      -----------
Basic and diluted loss per share                                        $     (1.71)     $     (0.23)
                                                                        ===========      ===========

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

----------------------------------------------------------------------------------------------------

                                                                            2002             2001
                                                                            ----             ----
INTEREST INCOME:
  Loans receivable                                                      $ 2,586,843      $ 4,696,223
  Securities                                                                710,276          561,265
  Interest-bearing deposits                                                  77,240          222,126
  Dividends from FHLB                                                        65,401           84,070
                                                                        -----------      -----------
           Total interest income                                          3,439,760        5,563,684
                                                                        -----------      -----------
INTEREST EXPENSE:
  Interest expense on deposits                                            2,233,282        3,275,809
  Interest expense on FHLB and other borrowings                              73,225          313,967
                                                                        -----------      -----------
           Total interest expense                                         2,306,507        3,589,776
                                                                        -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                      1,133,253        1,973,908
PROVISION FOR LOAN LOSSES                                                    75,000          445,000
                                                                        -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       1,058,253        1,528,908
                                                                        -----------      -----------
NON-INTEREST INCOME:
  Service charges and fees                                                  123,972          125,989
  Gain/(Loss) on Sale of Securities, Loans and other assets                    (959)           2,317
  Other                                                                      79,936          125,692
                                                                        -----------      -----------
           Total non-interest income                                        202,949          253,998
                                                                        -----------      -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                            705,606        1,082,255
  Premises and equipment                                                    230,202          360,972
  Federal deposit insurance                                                 108,321           31,682
  Data processing                                                           219,926          260,180
  Advertising and promotion                                                  12,104           32,806
  Bank fees and charges                                                      35,144           43,182
  Directors fees                                                             57,900           56,550
  Professional fees                                                         185,215          211,245
  Stationery, supplies and printing                                          42,857           52,092
  Goodwill amortization                                                                      106,206
  Other                                                                     348,074          337,309
                                                                        -----------      -----------
           Total non-interest expense                                     1,945,349        2,574,479
                                                                        -----------      -----------
LOSS BEFORE INCOME TAX BENEFIT                                             (684,147)        (791,573)
INCOME TAX BENEFIT                                                         (286,630)        (283,160)
                                                                        -----------      -----------
NET LOSS before cumulative effect of change in accounting principle        (397,517)        (508,413)
Cumulative effect of change in accounting principle                       2,429,081
                                                                        -----------      -----------
NET LOSS                                                                $(2,826,598)     $  (508,413)
                                                                        ===========      ===========
Basic and diluted loss per share before change in accounting principle  $     (0.26)     $     (0.33)
Cumulative effect of change in accounting principle                           (1.56)
                                                                        -----------      -----------
Basic and diluted loss per share                                        $     (1.82)     $     (0.33)
                                                                        ===========      ===========

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

---------------------------------------------------------------------------------------------------------------

                                                                                    2002              2001
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (2,826,598)     $   (508,415)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                                   293,780           271,690
    Cumulative effect of change in accounting principle                           2,429,081
    Loss on premises and equipment                                                  100,000
    Provision for loan losses                                                        75,000           445,000
    (Gain)/Loss on sales of available-for-sale securities                            (4,200)
    (Gain)/Loss on sales of premises and equipment and other assets                   1,088            (8,550)
  Changes in assets and liabilities:
    Accrued interest receivable                                                      20,640            73,154
    Other assets                                                                   (516,632)         (645,794)
    Other liabilities                                                               894,236           772,499
                                                                               ------------      ------------
           Net cash from operating activities                                       466,395           399,584
                                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal repayments                                  7,347,517         3,438,433
  Principal maturities collected on securities                                    5,021,609         3,187,119
  Proceeds from sale of premises and equipment                                                        401,804
  Capital expenditures                                                               (1,901)
  Proceeds from sale of available-for-sale securities                             4,830,120
  Purchases of available-for-sale securities                                    (14,292,006)         (134,607)
                                                                               ------------      ------------
           Net cash from investing activities                                     2,905,339         6,892,749
                                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of FHLB advances and other borrowings                                  (2,500,000)       (2,500,000)
  Net change in deposits                                                         (7,042,434)       (5,369,454)
           Net cash used in financing activities                                 (9,542,434)       (7,869,454)
                                                                               ------------      ------------
NET DECREASE IN CASH AND EQUIVALENTS                                             (6,170,700)         (577,121)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        15,037,328        19,084,277
                                                                               ------------      ------------
CASH AND EQUIVALENTS, END OF PERIOD                                            $  8,866,628      $ 18,507,156
                                                                               ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                                              $  1,536,564      $  2,526,000


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

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

   The accompanying consolidated interim financial statements at June 30, 2002, and for the three months ended June 30, 2002 and 2001, and the six month periods ended June 30, 2002 and 2001, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

2. DESCRIPTION OF BUSINESS

   The Bank provides financial services to south central Indiana through its main office in Shelbyville and three other full service branches in Shelbyville, Morristown, and St. Paul, Indiana.

   On December 31, 2001, the Company completed the sale of its two Fort Wayne branches pursuant to a Branch Purchase and Assumption Agreement (the "Agreement") entered into with Community First Bank and Trust, an Ohio state-chartered bank ("Community") on October 17, 2001. The Agreement provided for Community's assumption of certain deposit and other liabilities and purchase of certain assets of two branch offices. Under the terms of the Agreement, Community acquired the loans, personal property, fixed assets, cash, records, and real property lease interests of the two branches located in Fort Wayne, Indiana. The transaction involved the purchase of approximately $31 million in assets and the assumption of approximately $11 million in liabilities. The difference between the assets and liabilities was offset by a cash payment from Community to the Company of approximately $21 million. Community also retained all the employees of the Fort Wayne branches.

   The Bank is subject to competition from other financial institutions and is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

3. COMPREHENSIVE INCOME

   In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the six month periods ended June 30, 2002 and 2001.

                                                                           June 30,       June 30,
                                                                            2002           2001
Net Loss                                                                $(2,826,598)     $(508,413)
  Other comprehensive income before tax:
    Net unrealized gains/(losses) on available-for-sale securities          365,720        317,045
    Less:  reclassification adjustment for gains realized in net income      (4,200)
                                                                        -----------      ---------
    Other comprehensive income/(loss) before income taxes                   361,520        317,045
    Income tax expense/(benefit) related to items of other
      comprehensive income                                                  143,737        126,054
                                                                        -----------      ---------
  Other comprehensive income/(loss), net of tax                             217,783        190,991
                                                                        -----------      ---------
Comprehensive Loss                                                      $(2,608,815)     $(317,422)
                                                                        ===========      =========


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

   Management completed the assessment and evaluation process of determining the impairment of goodwill in accordance with SFAS 142 during the second quarter of 2002. The Company engaged an independent 3rd party appraiser to complete a phase 1 evaluation of the company. The measurement of impairment resulted in a reduction of goodwill and a cumulative change in accounting principle of $2,429,081. The proforma impact of amortization expense on net loss before change in accounting principle for the initial application and prior periods are as follows:

                                                Six Month Periods Ended         Three Month Periods Ended
                                                        June 30,                        June 30,
                                                -----------------------      -----------------------------
                                                   2002          2001           2002                2001
Reported net loss before change in
  accounting principle                          $(397,517)    $(508,413)     $(221,333)          $(352,769)
Addback: Goodwill Amortization                                  106,206                             53,103
                                                ---------     ---------      ---------           ---------
Adjusted net loss before change in
  accounting principle                          $(397,517)    $(402,207)     $(221,333)          $(299,666)
                                                =========     =========      =========           =========
Basic and diluted loss per share
  before change in accounting principle:        $   (0.26)    $   (0.33)     $   (0.14)          $   (0.23)
Addback: Goodwill Amortization                                     0.07                               0.04
                                                ---------     ---------      ---------           ---------
Adjusted basic and diluted loss per share
before change in accounting principle           $   (0.26)    $   (0.26)     $   (0.14)          $   (0.19)
                                                =========     =========      =========           =========


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

   Statement of Financial Accounting Standards No. 144 ("SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001 and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has determined that there will be minimal or no impact on the consolidated financial statements after adopting SFAS 144.

   Statement of Financial Accounting Standards No. 145 "Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" was issued April 2002. The Company has not yet determined the impact that adopting SFAS 145 will have on its results of operations or financial position.

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

7. PRIVATE PLACEMENT

   On June 7, 2002, the Company entered into a Stock Purchase Agreement with three individuals, Russell Breeden III, Wayne Ramsey and L. Gene Tanner (the "Purchasers") which provides for the purchase of 321,089 shares of common stock at a price of $4.73 per share. The Agreement also provides for a subsequent purchase of 535,148 shares of common stock by individuals identified by the Purchasers at a price of $4.73. The total amount of capital raised by this private placement is expected to be approximately $4,050,000. This private placement is subject to regulatory approval, which is now pending and certain other customary conditions. The shares will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States by the investors absent registration or an applicable exemption from registration requirements. The proceeds from the private placement will be used for general corporate purposes. The Agreement further provides that the Company intends to conduct a rights offering in the near future in which its existing shareholders would receive non-transferable rights to acquire shares in the offering.

   In connection with the Stock Purchase Agreement, on June 16, 2002 a Change of Control Application was filed with the Office of Thrift Supervision. In accordance with 12 CFR, the proceeds from the private placement will be used for general corp. purposes a Change of Control Application must be filed if a purchase of stock or issuance of stock creates an ownership or voting position in excess of 10%. The application is pending approval of the OTS.

8. SUBSEQUENT EVENTS

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

FINANCIAL CONDITION:

The Company's total assets at June 30, 2002 were $114,528,000, a decrease of $11,262,000 from December 31, 2001. In order to maintain "well capitalized" status the Bank has scaled back it's growth strategy while continuing to focus on improving net interest income and overall profitability. The Bank's balance sheet has been reduced from historical levels primarily through the sale of its Fort Wayne banking centers in the fourth quarter of 2001.

The investment portfolio balances have increased to $32,271,000 at June 30, 2002 from $27,636,000 at December 31, 2001. The Bank has continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Due to increases in the investment portfolios, the Bank's interest-bearing deposits within other banks declined ($6,345,000) to $4,576,000 at June 30, 2002 from $10,921,000 at December 31, 2001. Management believes that the Bank's liquidity levels are sufficient to meet its operating needs.

The Bank's net loans declined ($7,453,000) from December 31, 2001 to $64,483,000 at June 30, 2002. Due to the Bank's desire to maintain its "well capitalized" status, the Bank's efforts in lending have been reduced. However, the Bank is making efforts to originate sufficient loan volume to stabilize the portfolio holdings. Due to the higher risk weighting of non-residential products, and the highly competitive rates available to borrowers, the Bank has continued to focus its new lending efforts in home equity products.


                                                   JUNE 30,         DECEMBER 31,
                                                     2002              2001
Residential mortgages                           $ 31,502,259      $ 31,843,376
Commercial loans secured by real estate           19,218,584        23,397,672
Commercial and agriculture                         3,988,746         4,866,174
Consumer loans                                     7,972,538        10,199,602
Home equity loans                                  3,563,155         3,520,294
Less allowance for loan losses                    (1,762,700)       (1,891,366)
                                                  ----------        ----------
Total loans receivable, net                     $ 64,482,582      $ 71,935,752
                                                ============      ============

                                                       JUNE 30,      DECEMBER 31,
                                                         2002            2001
Non-performing loans consist of the following:
  Non-accrual loans                                   $2,336,465      $2,699,996
  Real estate owned - net                              1,351,669       1,003,329
                                                       ---------       ---------
Total non-performing loans                            $3,688,134      $3,703,325
                                                      ==========      ==========

Non-performing loans to total loans                         5.57%           5.02%


The Bank stops accruing interest on loans secured by real estate that become delinquent in excess of 120 days, and loans not secured by real estate in excess of 90 days. At June 30, 2002 loans in non-accruing status were $2,336,000, a decrease of ($364,000) from December 31, 2001. The Bank's real estate owned, containing properties foreclosed upon, increased approximately $348,000.

Total liabilities at June 30, 2002 were $104,544,000, a decrease of $8,653,000 compared to $113,197,000 at December 31, 2001. Deposits at June 30, 2002 were $100,573,000 compared to $107,620,000 at December 31, 2001, a decrease of
($7,047,000). The Bank continues to focus efforts on attracting retail deposits, and to decrease its concentration of certificates.

Shareholders' equity at June 30, 2002 was $9,984,000, a decrease of ($2,609,000) compared to December 31, 2001. This decrease is the result of $218,000 of unrealized gains within the Company's available-for-sale securities portfolio, net of income tax, combined with the Company's net loss of ($2,827,000).

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. During the six months ended June 30, 2002, the Company has continued its reduced use of funds through improved expense controls and capital expenditure policies. Due to the Company's current liquidity sources and its decreased use of funds, the Company does not anticipate the need for any additional external funding over the next twelve months in order to satisfy cash requirements.

Activity in the allowance for loan losses consists of the following:


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         -----------------------------
                                                             2002              2001

Balance, beginning of period                             $ 1,891,366       $ 1,943,741
Add:
  Provision for loan losses                                   75,000           445,000
  Recoveries of loans previously charged off                  81,848             7,409
  Less:  Gross charge-offs:
    Consumer/commercial loans                               (285,514)          (98,728)
                                                         -----------       -----------
Balance, end of period                                   $ 1,762,700       $ 2,297,422
                                                         ===========       ===========
Net charge-offs to total average loans outstanding              0.29%             0.16%
Allowance to total average loans outstanding                    2.50%             2.05%

Allowance for loan losses at June 30, 2002 was $1,763,000, a decrease of $128,000 from December 31, 2001. The Company's provision for loan losses for the year was $75,000 and its net charge-offs were approximately $204,000. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent, is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

During the third quarter of 2000, the Company completed an internal investigation related to its former president. As a result of this investigation the Bank reviewed all consumer secured, unsecured commercial, commercial secured, commercial real estate and residential mortgage loans for which the former president either acted as the loan officer, was involved through his relationship or affiliation with the borrower, or was otherwise actively involved in the loan. The following is a breakdown of loans identified in the review which are classified as non-performing as of June 30, 2002:


                                       June 30, 2002                     December 31, 2001
                            Number of loans     Loan Balance     Number of loans     Loan Balance
                            --------------------------------     --------------------------------
Residential mortgage               1              $112,408              3             $  243,909
Consumer secured                   2                20,298              2                  8,544
Commercial secured                 2               226,972              2                217,503
                                   -              --------              -             ----------
Total                              5              $359,678              7             $  469,956
                                                  ========                            ==========


RESULTS OF OPERATIONS:  Three Months Ended June 30, 2002

During the three month period ended June 30, 2002, the Company's net loss was ($2,650,000) compared to a ($353,000) net loss reported for the three month period ended June 30, 2001. Of the Company's net loss, ($2,429,000) can be attributed to the write-off of goodwill due to the adoption of SFAS# 142 and the resulting cumulative effect of the change in accounting principle related to the goodwill impairment. The Company's net loss before the change in accounting principle was ($377,000) compared to ($559,000) for the three month period ended June 30, 2001. The Company's comparative performance showed a decline in net interest income before provision for loan loss of ($384,000), a decrease in the provision for loan losses of ($400,000), a decrease in non-interest income of ($30,000), a reduction in non-interest expenses of ($196,000), and a decrease in the income tax benefit of $51,000.

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($1,078,000), partially offset by a reduction in interest expense of ($694,000). These variances were impacted by the sale of the Fort Wayne banking centers. In the sale, the Bank received approximately $21,000,000 in cash. The cash was used to acquire investments, which possessed lower yields than loans, which were sold with the branches, resulting in lower interest income. Because approximately $32,000,000 in deposits were retained by the Bank, interest expense did not reflect as substantial a reduction when compared to interest income.

Interest income and fees from loans decreased from $2,304,000 for the three month period ended June 30, 2001 to $1,252,000 for the three month period ended June 30, 2002. This decrease was comprised of an unfavorable variance of ($860,000) due to lower average loan balances of $40,573,000 and an unfavorable variance of ($198,000) due to a decrease of 111 basis points in the effective yield on loans. A significant portion of the volume variance is reflective of the sale of the loans related to the Fort Wayne banking centers. The reduction in yield is a combination of loans which repriced as market rates were declining, the impact of loans being placed in non-accruing status, and production of new loans during a low rate cycle as compared to portfolio average yields.

Interest income from investment securities increased $110,000 to $372,000 for the three months ended June 30, 2002, as compared to the three month period ended June 30, 2001. This increase results from a favorable variance of $251,000 from an increase in average investment balances of $16,622,000 and an unfavorable variance of ($141,000) due to investment yields being 166 basis points lower. The increased balances resulted from the excess liquidity resulting from the Fort Wayne transaction and the subsequent investment purchases to improve yields. The rate variance was the result of: the frequent and numerous rate reductions enacted by the Federal Reserve, a high rate of turnover due to increased prepayments on mortgage-backed securities, an increase in bonds being called, incremental portfolio growth and replacement of maturities and called securities with lower rate bonds.

Interest income from interest-bearing deposits held within other banks decreased ($128,000) from $158,000 for the three month period ended June 30, 2001 to $30,000 for the three month period ended June 30, 2002. This decrease contained an unfavorable variance of ($82,000) due to a decrease in average balances of ($7,834,000) and an unfavorable variance of ($46,000) due to a reduction in yield from 4.18% to 1.66%. The decline in average balances resulted in a shift to investment securities. The decline in yield is primarily due to the effect of the rate reductions by the Federal Reserve Bank, and the immediate impact of such reductions on liquid assets.

Interest expense on deposits decreased ($575,000) to $1,071,000 for the three month period ended June 30, 2002, compared to $1,646,000 for the three month period ended June 30, 2001. This decrease was comprised of favorable variances of ($353,000) due to a decrease in average deposit balances of ($23,831,000) and ($222,000) due to a decrease in average rates on deposits from 5.13% to 4.09%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The reduction in average deposit balances is a result of the Fort Wayne bank sale, maturities of high rate promotional certificates of deposits and a decline in public funds.

Interest expense on FHLB advances decreased ($118,000) from $152,000 for the three-month period ended June 30, 2001 to $34,000 for the three month period ended June 30, 2002. This reduction was the result of favorable variances of ($114,000) due to decreased average borrowing balances of ($7,500,000) and ($4,000) due to a reduction in rate from 6.05% to 5.44%.

For the three month period ended June 30, 2002, the provision for loan losses was decreased to $0 from $75,000 for the three months ended March 31, 2002. The higher levels of reserves for the three months ended December 31, 2001 reflected significant deterioration in loans which required establishment of specific allowances or increases in amounts previously reserved for specific borrowers. During the second quarter of 2002, no material changes were observed in the borrowers on the classified borrowers list, nor were there substantial net charge-offs for the period.

Total non-interest income was $91,000 for the three-month period ended June 30, 2002, compared to $121,000 for the three month period ended June 30, 2001. Service charges and fees were consistent fees when compared to the three month period ended June 30, 2001. Mortgage broker fees declined approximately ($30,000) to $4,000 for the three months ended June 30, 2002, from $34,000 for the three month period ended June 30, 2001.

Non-interest expenses totaled $1,051,000 for the three month period ended June 30, 2002, compared to $1,247,000 during the three month period ended June 30, 2001. Salaries and benefits for the three month period ended June 30, 2002 were $359,000, a reduction of ($156,000) from the three month period ended June 30, 2001. Occupancy costs were reduced ($62,000) to $114,000 from $176,000 for the three month period ended June 30, 2001. Both salaries and benefit expenses and occupancy costs were significantly impacted by the sale of the Fort Wayne banking offices. Professional fees for the three-month period were $106,000 compared to $67,000 for the three month period ended June 30, 2001, an increase of $39,000. Advertising and promotional expenditures were reduced ($8,000) from the three month period ended June 30, 2001, to $5,000, partially due to less aggressive promotional efforts and to promotional efforts targeted to only one geographic market. Costs associated with stationery, supplies and printing increased by $8,000 to $20,000 from $12,000 for the three month period ended June 30, 2001, primarily due to additional costs related to the printing of the 2001 annual report. Data processing costs decreased ($16,000) to $117,000 for the three month period ended June 30, 2002. This decrease was the result of the impact of elimination of volumes of transactions and accounts related to the former Fort Wayne banking offices, as well as infrastructure costs required for telecommunications between the remote sites and the main banking office located in Shelbyville. Federal deposit insurance premiums increased $34,000 due to an increase in the Bank's assessment rate.

RESULTS OF OPERATIONS:  Six Months Ended June 30, 2002

During the six month period ended June 30, 2002, the Company's net loss increased to ($2,826,598) compared to a net loss of ($508,000) during the six month period ended June 30, 2001. Of the ($2,319,000) increase in net loss, ($2,429,000) can be attributed to the cumulative effect of the change in accounting principle related to the goodwill impairment. Net loss before taxes and the effect of the change in accounting principle decreased by $108,000 to a net loss of ($684,000) compared to a net loss before tax of ($792,000) for the six months ended June 30, 2001. The difference is comprised mostly of a decrease in net interest income before provision for loan losses of ($841,000), a decrease in provision of loan loss of ($370,000), a decrease in non-interest income of ($51,000) offset by a reduction of ($629,000) in non-interest expenses.

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($2,125,000), partially offset by a reduction in interest expense of ($1,283,000).

Interest income and fees from loans decreased ($2,109,000) from $4,696,000 for the six month period ended June 30, 2001 to $2,587,000 for the six month period ended June 30, 2002. This decrease was comprised of an unfavorable variance of ($1,736,000) due to lower average loan balances of $41,376,000 (in part due to the Ft. Wayne sale) and an unfavorable variance of ($373,000) due to a decrease in the effective yield on loans from 8.47% to 7.40%.

Interest income from investment securities increased from $561,000 to $710,000 for the six month period ended June 30, 2002, as compared to the six month period ended June 30, 2001. This increase results in a favorable variance of $685,000 due to an increase in the average investment balances of $12,592,000 and an unfavorable variance of ($536,000) due to investment yields being 155 basis points lower.

Interest income from interest-bearing deposits held within other banks decreased ($145,000) from $222,000 for the six month period ended June 30, 2001 to $77,000 for the six month period ended June 30, 2002. This decrease contains an unfavorable variance of ($5,000) due to a lower average interest-bearing deposit balance of ($237,000) and an unfavorable variance of ($140,000) due to a reduction in yield from 4.51% to 1.61%.

Interest expense on deposits decreased ($1,043,000) to $2,233,000 for the six month period ended June 30, 2002, compared to $3,276,000 for the six month period ended June 30, 2001. This decrease is comprised of favorable variances of ($605,000) due to a decrease in average deposit balances of ($19,484,000) and ($438,000) due to a decrease in average rate on deposits from 5.25% to 4.23%.

Interest expense on FHLB advances decreased ($241,000) from $314,000 for the period ended June 30, 2001 to $73,000 for the six month period ended June 30, 2002. This reduction was the result of a favorable variance of ($230,000) due to decrease average borrowing balances of ($7,338,000), and a favorable variance of ($11,000) due to a decrease in the average borrowing rate from 6.24% to 5.45%.

Total non-interest income was $203,000 for the six month period ended June 30, 2002, compared to $254,000 for the six month period ended June 30, 2001. Service charges and fees were consistent compared to the six month period ended June 30, 2001. The Bank experienced a decrease of ($48,000) in mortgage broker fees derived by residential mortgage origination generally due to the sale of the Fort Wayne banking offices.

Non-interest expenses totaled $1,945,000 for the six month period ended June 30, 2002, compared to $2,574,000 during the six month period ended June 30, 2001. As a result of the Fort Wayne banking offices sale, the Company's salary and benefit expense declined $376,000 from $1,082,000 for the six month period ended June 30, 2001 to $706,000 for the six month period ended June 30, 2002; in addition expenses related to premises and equipment decreased $131,000 from $361,000 for the six month period ended June 30, 2001 to $230,000 for the six month period ended June 30, 2002. Data processing expenses declined $40,000 from $260,000 for the six month period ended June 30, 2001 to $220,000 for the six month period ended June 30, 2002, another impact of the Fort Wayne sale. Federal Deposit Insurance increased $76,000 from $32,000 for the six month period ended June 30, 2001 to $108,000 for the six month period ended June 30, 2002, as a result of the Bank's increased assessment rate. The Company's officers and directors continue to evaluate non-interest expenditures for additional reductions to aid in improving Company performance.

CAPITAL RESOURCES AND LIQUIDITY

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At June 30, 2002, the Bank satisfied all capital requirements.

On June 30, 2002, the Blue River Bancshares, Inc. transferred $150,000 in capital to the Bank. This additional capital infusion into the Bank was done in anticipation of future loan growth. Further, the Bank's regulatory capital was increased by an additional $128,000 due to a change in current tax regulations.

The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 2002 based on capital regulations currently in effect for savings institutions.

                                             TANGIBLE        CORE     RISK-BASED
                                             CAPITAL        CAPITAL    CAPITAL
Regulatory capital                            $6,787         $6,787     $7,648
Minimum capital requirement                    1,666          3,331      5,446
                                              ------         ------     ------
Excess capital                                $5,121         $3,456     $2,202
                                              ======         ======     ======

Regulatory capital ratio                        6.11%          6.11%     11.23%
Required capital ratio                          1.50%          3.00%      8.00%
                                              ------         ------     ------
Ratio excess                                    4.61%          3.11%      3.23%
                                              ======         ======     ======



Further, on June 7, 2002, the Company entered into a Stock Purchase Agreement with three individuals, which provides for the purchase of 321,089 shares of common stock by the Purchasers at a price of $4.73 per share. The Agreement also provides for a subsequent purchase of 535,148 shares of common stock to individuals identified by the Purchasers at a price of $4.73 per share. The total amount of capital raised by this private placement is expected to be approximately $4,050,000. This private placement is subject to regulatory approval, which is now pending and certain other customary conditions. The shares will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States by the investors absent registration or an applicable exemption from registration requirements. The Agreement further provides that the Company intends to conduct a rights offering in the near future in which its existing shareholders would receive non-transferable rights to acquire shares in the offering.

Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At June 30, 2002, its regulatory liquidity ratio was 33.07%.

V. OTHER INFORMATION

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

            None

   Item 3.  Defaults upon Senior Securities

            None

   Item 4.  Submission of Matters to a Vote of Security Holders

            At the annual meeting of the shareholders, held on May 7, 2002 in Shelbyville, Indiana, the following three items were submitted to a vote of the shareholders.

               Election of Directors - The following directors were elected for a term of three years.

                                             Vote Count
                                             ----------
                                                 FOR            WITHHELD
                                                 ---            --------
               Peter G. DePrez                1,390,796          81,057
               Lawrence T. Toombs             1,331,946         139,907

               Approval of the 2002 Key Employee Stock Option Plan.

                                       Vote Count
                                       ----------
                      FOR         WITHHELD     ABSTAIN   BROKER NONVOTE
                      ---         --------     -------   --------------
                    414,177       241,517       9,475       806,684

               Ratification of the appointment of Independent Public
            Accountants - Deloitte & Touche, LLP.

                                       Vote Count
                                       ----------
                            FOR          WITHHELD     ABSTAIN
                            ---          --------     -------
                         1,443,516        26,337       2,000

   Item 5.  Other Information

            None

   Item 6.  Exhibits and Reports on Form 8-K

            The Company filed a Form 8-K on June 10, 2002 with the Securities and Exchange Commission announcing a Stock Purchase Agreement between Blue River Bancshares and Russell Breeden III, Wayne C. Ramsey and L. Gene Tanner.

                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                 Blue River Bancshares, Inc.



Date:  August 13, 2002       By: /s/ Patrice M. Lima
                                 -------------------
                                     Patrice M. Lima, Vice President, Controller