Form 10QSB
period 2002-09-30
BLUE RIVER BANCSHARES INC
filed 2002-11-14
CIK 1055870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No
                                ---        ---

As of September 30, 2002, there were 1,859,802 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                          Yes         No  X
                                          ----      ----

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements:

               Consolidated Statement of Financial Condition (Unaudited)
               as of September 30, 2002                                             3

               Consolidated Statements of Operations (Unaudited) for the
               three months ended September 30, 2002 and 2001                       4

               Consolidated Statements of Operations (Unaudited) for the
               nine months ended September 30, 2002 and 2001                        5

               Consolidated Statements of Cash Flows (Unaudited) for the
               nine months ended September 30, 2002 and 2001                        6

               Notes to Consolidated Financial Statements (Unaudited)            7-11

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        12-19

      Item 3.  Controls and Procedures                                             20

PART II.       OTHER INFORMATION:                                                  21

      Item 1.  Legal Proceedings

      Item 2.  Changes in Securities and Use of Proceeds

      Item 3.  Defaults upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other information

      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                     22

CERTIFICATIONS                                                                  23-24

EXHIBIT INDEX                                                                      25

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2002
-------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                                       $   4,028,298
Interest-bearing deposits with banks                                              6,571,402
Investment securities available for sale                                         29,257,139
Investment securities held to maturity                                              270,038
Loans receivable, net                                                            60,423,634
Stock of FHLB Indianapolis                                                        2,153,000
Accrued interest receivable                                                         690,383
Deferred and refundable income taxes                                              2,574,287
Premises and equipment, net                                                       1,765,309
Real estate owned                                                                 1,349,546
Prepaid expenses and other assets                                                   255,620
                                                                              -------------

TOTAL ASSETS                                                                  $ 109,338,656
                                                                              =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                       93,681,310
  FHLB advances                                                                   2,500,000
  Accrued expenses and other liabilities                                            843,898
  Accrued interest payable                                                        1,114,434
                                                                              -------------
Total liabilities                                                                98,139,642
                                                                              -------------

SHAREHOLDERS' EQUITY:
  Common stock, without par value:  1,859,802 shares issued and outstanding      17,980,344
  Accumulated deficit                                                            (7,225,510)
  Unrealized gain on available for sale securities, net of income taxes             444,180
                                                                              -------------
Total shareholders' equity                                                       11,199,014
                                                                              -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 109,338,656
                                                                              =============



See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                             2002          2001
                                                                             ----          ----
INTEREST INCOME:
  Loans receivable                                                       $ 1,205,307    $ 2,244,606
  Securities                                                                 340,289        266,661
  Interest-bearing deposits                                                   28,845        103,023
  Dividends from FHLB                                                         33,917         39,344
                                                                         -----------    -----------
           Total interest income                                           1,608,358      2,653,634
                                                                         -----------    -----------

INTEREST EXPENSE:
  Interest expense on deposits                                               960,929      1,535,625
  Interest expense on FHLB and other borrowings                               34,755        154,549
                                                                         -----------    -----------
           Total interest expense                                            995,684      1,690,174
                                                                         -----------    -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                         612,674        963,460
PROVISION FOR LOAN LOSSES                                                     60,000        135,000
                                                                         -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          552,674        828,460
                                                                         -----------    -----------

NON-INTEREST INCOME:
  Service charges and fees                                                    53,041         60,953
  Gain (Loss) on Sale of Securities, Loans and other assets                  (30,200)       (23,727)
  Other                                                                       45,774         76,893
                                                                         -----------    -----------
           Total non-interest income                                          68,615        114,119
                                                                         -----------    -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                             326,029        535,440
  Premises and equipment                                                     110,859        175,333
  Federal deposit insurance                                                   51,027         57,161
  Data processing                                                            115,660        132,303
  Data processing deconversion                                               158,390             --
  Advertising and promotion                                                    9,923          8,399
  Bank fees and charges                                                       15,291         20,474
  Directors fees                                                              33,150         30,539
  Professional fees                                                           90,867        108,493
  Stationery, supplies and printing                                            9,999          5,646
  Environmental                                                              111,819             --
  Goodwill amortization                                                           --         53,103
  Other                                                                      105,957        158,133
                                                                         -----------    -----------
           Total non-interest expense                                      1,138,971      1,285,024
                                                                         -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT                                              (517,682)      (342,445)
INCOME TAX BENEFIT                                                          (211,394)      (123,955)
                                                                         -----------    -----------

NET LOSS before cumulative effect of change in accounting principle      $  (306,288)   $  (218,490)
                                                                         -----------    -----------
Cumulative effect of change in accounting principle
                                                                         -----------    -----------
NET LOSS                                                                 $  (306,288)   $  (218,490)
                                                                         ===========    ===========
Basic and diluted loss per share before change in accounting principle         (0.18)         (0.14)
Cumulative effect of change in accounting principle                               --             --
                                                                         -----------    -----------
Basic and diluted loss per share                                         $     (0.18)   $     (0.14)
                                                                         ===========    ===========


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                               2002            2001
                                                                               ----            ----
INTEREST INCOME:
  Loans receivable                                                         $ 3,792,151      $ 6,940,829
  Securities                                                                 1,050,565          827,926
  Interest-bearing deposits                                                    106,086          325,149
  Dividends from FHLB                                                           99,318          123,414
                                                                           -----------      -----------
           Total interest income                                             5,048,120        8,217,318
                                                                           -----------      -----------
INTEREST EXPENSE:
  Interest expense on deposits                                               3,194,208        4,811,434
  Interest expense on FHLB and other borrowings                                107,982          468,516
                                                                           -----------      -----------
           Total interest expense                                            3,302,190        5,279,950
                                                                           -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                                     1,745,930        2,937,368
PROVISION FOR LOAN LOSSES                                                      135,000          580,000
                                                                           -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                                     1,610,930        2,357,368
                                                                           -----------      -----------
NON-INTEREST INCOME:
  Service charges and fees                                                     161,505          186,942
  Gain (Loss) on Sale of Securities, Loans and other assets                    (31,159)         (21,410)
  Other                                                                        141,219          202,585
                                                                           -----------      -----------
           Total non-interest income                                           271,565          368,117
                                                                           -----------      -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                             1,031,634        1,617,695
  Premises and equipment                                                       341,066          536,305
  Federal deposit insurance                                                    159,348           88,842
  Data processing                                                              335,586          392,483
  Data processing deconversion                                                 158,390               --
  Advertising and promotion                                                     22,028           41,205
 Bank fees and charges                                                          50,434           63,656
  Directors fees                                                                91,050           87,089
  Professional fees                                                            276,078          319,738
  Stationery, supplies and printing                                             52,597           57,738
  Environmental                                                                111,819               --
  Goodwill amortization                                                             --          159,309
  Other                                                                        454,294          495,443
                                                                           -----------      -----------
           Total non-interest expense                                        3,084,324        3,859,503
                                                                           -----------      -----------

LOSS BEFORE INCOME TAX BENEFIT                                              (1,201,829)      (1,134,018)
INCOME TAX BENEFIT                                                            (498,024)        (407,115)
                                                                           -----------      -----------

NET LOSS before cumulative effect of change in accounting principle        $  (703,805)     $  (726,903)
                                                                           -----------      -----------
Cumulative effect of change in accounting principle                         (2,429,081)
                                                                           -----------      -----------
NET LOSS                                                                   $(3,132,886)     $  (726,903)
                                                                           ===========      ===========
Basic and diluted loss per share before change in accounting principle           (0.44)           (0.47)
Cumulative effect of change in accounting principle                        $     (1.96)              --
                                                                           -----------      -----------
Basic and diluted loss per share                                           $     (1.96)     $     (0.47)
                                                                           ===========      ===========


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------



                                                                                   2002              2001
                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (3,132,886)     $   (726,903)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                                   449,252           415,686
    Cumulative effect of change in accounting principle                           2,429,081                --
    Impairment on premises and equipment                                            100,000                --
    Provision for loan losses                                                       135,000           580,000
    (Gain) on sales of available-for-sale securities                                 (4,200)           22,968
    (Gain)/Loss on sales of premises and equipment and other assets                   1,088             7,192
  Changes in assets and liabilities:
    Accrued interest receivable                                                      28,203           140,643
    Other assets                                                                   (498,250)         (335,785)
    Other liabilities                                                             1,381,385         1,403,944
                                                                               ------------      ------------
           Net cash from operating activities                                       888,673         1,507,745
                                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal repayments                                 11,326,654         2,385,013
  Principal maturities collected on securities                                    7,877,734         5,548,922
  Proceeds from sale of premises and equipment                                           --            18,581
  Capital expenditures                                                              (36,955)               --
  Proceeds from sale of available-for-sale securities                             4,830,120           677,032
  Purchases of available-for-sale securities                                    (14,292,006)      (10,758,743)
                                                                               ------------      ------------
           Net cash from investing activities                                     9,705,547        (2,129,195)
                                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of FHLB advances and other borrowings                                  (2,500,000)       (2,500,000)
  Net change in deposits                                                        (13,932,996)       (7,793,029)
  Proceeds from issuance of stock                                                 1,401,148                --
           Net cash from financing activities                                   (15,031,848)      (10,293,029)
                                                                               ------------      ------------

NET DECREASE IN CASH AND EQUIVALENTS                                             (4,437,628)      (10,914,479)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        15,037,328        19,084,277
                                                                               ------------      ------------

CASH AND EQUIVALENTS, END OF PERIOD                                            $ 10,599,700      $  8,169,798
                                                                               ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                                              $  2,430,964      $  3,714,000


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly owned subsidiary Shelby County Bank (the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2001 Annual Report to Shareholders.

      The accompanying consolidated interim financial statements at September 30, 2002, and for the three months ended September 30, 2002 and 2001, and the nine month periods ended September 30, 2002 and 2001, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

3.    COMPREHENSIVE INCOME

      In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the nine month periods ended September 30, 2002 and 2001.

                                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                                               2002            2001
Net loss                                                                   $(3,132,886)     $  (726,903)
 Other comprehensive income before tax:
   Net unrealized gains/(losses) on available-for-sale securities              565,031          468,822
   Less:  reclassification adjustment for gains realized in net income          (4,200)          22,968
                                                                           -----------      -----------

   Other comprehensive income/(loss) before income taxes                       560,831          491,790
   Income tax expense/(benefit) related to items of other
    comprehensive income                                                       222,981          195,531
                                                                           -----------      -----------
    Other comprehensive income/(loss), net of tax                              337,850          296,259
                                                                           -----------      -----------
Comprehensive Loss                                                         $(2,795,036)     $  (430,644)
                                                                           ===========      ===========


4.    NEW ACCOUNTING PRONOUNCEMENTS

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

      Management completed the assessment and evaluation process of determining the impairment of goodwill in accordance with SFAS 142 during the second quarter of 2002. The measurement of impairment resulted in a reduction of goodwill and a cumulative change in accounting principle of $2,429,081. The proforma impact of amortization expense and net income for the initial application and prior periods are as follows:

                                                  NINE MONTH PERIODS ENDED              THREE MONTH PERIODS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                                ------------------------------        ------------------------------
                                                   2002               2001               2002               2001
Reported net loss before change in
  accounting principle                          $  (703,805)       $  (726,903)       $  (306,288)       $  (218,490)

Addback:  Goodwill Amortization                                        159,309                                53,103
                                                -----------        -----------        -----------        -----------
Adjusted net loss before change in
  accounting principle                          $  (703,805)       $  (567,594)       $  (306,288)       $  (165,387)
                                                ===========        ===========        ===========        ===========

Basic and diluted loss per share before
  change in accounting principle:               $     (0.44)       $     (0.47)       $     (0.18)       $     (0.14)
Addback:  Goodwill Amortization                                           0.10                                  0.03
                                                -----------        -----------        -----------        -----------
Adjusted basic and diluted loss per share
  before change in accounting principle         $     (0.44)       $     (0.37)       $     (0.18)       $     (0.11)
                                                ===========        ===========        ===========        ===========

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

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No.30. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, including all prior period presentations. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

      During June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

      Statement of Financial Accounting Standards No. 147 ("SFAS 147"), Acquisitions of Certain Financial Institutions," was issued in October 2002 and is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.


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

      The Bank has submitted a revised business plan and budget to the OTS. This draft provides for the reasonable growth of the Bank utilizing the additional $1,500,000 of capital which has been contributed to the Bank during the second and third quarter 2002. The Bank expects to finalize this revised business plan and budget no later than the first quarter of 2003.

7.    PRIVATE PLACEMENT

      On June 7, 2002, the Company entered into a stock purchase agreement with a group of investors for the sale of common stock. On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share or approximately $1,464,000 in the aggregate. As part of the purchase agreement, the Company intends in a subsequent closing to sell 546,348 shares of the Company's common stock to individuals of high net worth identified by the initial investors at a price of $4.73 per share or approximately $2,584,000 in the aggregate. The Company will hold a special meeting of shareholders for the purpose of obtaining shareholder approval for the subsequent private placement of common stock for approximately $2,584,000.

      Pursuant to the stock purchase agreement with the investors, Russell Breeden, III and Wayne C. Ramsey were elected to the Board of Directors of the Company for a term ending in 2003 and 2005, respectively.

      The Company still expects to conduct its previously announced rights offering. The rights offering will only be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. The Company intends to file a registration statement with respect to the rights offering once the second closing occurs. However, the Company could decide to cancel the rights offering either before or after that time.

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

FINANCIAL CONDITION:

The Company's total assets at September 30, 2002 were $109,339,000, a decrease of $16,451,000 from December 31, 2001. In order to maintain "well capitalized" status the Bank has scaled back it's growth strategy while continuing to focus on improving net interest income and overall profitability. The Bank's balance sheet has been reduced from historical levels primarily through the sale of its Fort Wayne banking centers in the fourth quarter of 2001.

The investment portfolio balances have increased to $29,527,000 at September 30, 2002 from $27,636,000 at December 31, 2001. The Bank has continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Due to increases in the investment portfolios, the Bank's interest-bearing deposits within other banks declined ($4,350,000) to $6,571,000 from $10,921,000 at December 31, 2001. The Bank's liquidity levels are sufficient to meet its operating needs.

The Bank's net loans declined ($11,512,000) from December 31, 2001 to $60,424,000 at September 30, 2002. Due to the Bank's desire to maintain its "well capitalized" status, the Bank's efforts in lending have been reduced. However, the Bank is making efforts to originate sufficient loan volume to stabilize the portfolio holdings. Due to the higher risk weighting of non-residential products, and the highly competitive rates available to borrowers, the Bank has continued to focus its new lending efforts in home equity products.

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                    2002               2001

Residential mortgages                           $ 29,543,823       $ 31,843,376
Commercial loans secured by real estate           18,004,493         23,397,672
Commercial and agriculture                         3,870,909          4,866,174
Consumer loans                                     7,233,736         10,199,602
Home equity loans                                  3,547,335          3,520,294
           Less allowance for loan losses         (1,776,662)        (1,891,366)
                                                ------------       ------------
Total loans receivable, net                     $ 60,423,634       $ 71,935,752
                                                ============       ============

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2002            2001

Non-performing loans consist of the following:
  Non-accrual loans                                 $2,327,523       $2,699,996
  Real estate owned - net                            1,349,546        1,003,329
                                                    ----------       ----------

Total non-performing loans                          $3,677,069       $3,703,325
                                                    ==========       ==========

Non-performing loans to total loans                       5.91%            5.02%


The Bank stops accruing interest on loans secured by real estate that become delinquent in excess of 120 days, and loans not secured by real estate in excess of 90 days. At September 30, 2002 loans in non-accruing status were $2,328,000, a decrease of ($372,000) from December 31, 2001. The Bank's real estate owned, containing properties foreclosed upon increased approximately $346,000.

Total liabilities at September 30, 2002 were $98,140,000, a decrease of ($15,057,000) compared to $113,197,000 at December 31, 2001. Deposits at
September 30, 2002 were $93,681,000 compared to $107,620,000 at December 31, 2001, a decrease of ($13,939,000). The Bank continues to focus efforts on attracting retail deposits, and to decrease its concentration of certificates.

Shareholders' equity at September 30, 2002 was $11,199,000, a decrease of ($1,394,000) compared to $12,593,000 at December 31, 2001. This decrease is the result of $338,000 of unrealized gains within the Company's available-for-sale securities portfolio, net of income tax, combined with the Company's net loss of ($3,133,000) and a net increase of capital of 1,401,000 from the private placement of common stock issued during the third quarter 2002.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. During the nine months ended September 30, 2002, the Company has continued its reduced use of funds through improved expense controls and capital expenditure policies. Due to the Company's current liquidity sources and its decreased use of funds, the Company does not anticipate the need for any additional external funding over the next twelve months in order to satisfy cash requirements.

Activity in the allowance for loan losses consists of the following:

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2002
                                                        ------------------------------
                                                           2002               2001
Balance, beginning of period                            $ 1,891,366        $ 1,943,741
Add:
  Provision for loan losses                                 135,000            580,000
  Recoveries of loans previously charged off                101,245             17,767
  Less:  Gross charge-offs:
    Residential real estate loans                          (134,090)
    Consumer/commercial loans                              (216,859)          (141,816)
                                                        -----------        -----------
Balance, end of period                                  $ 1,776,662        $ 2,399,692
                                                        ===========        ===========

Net charge-offs to total average loans outstanding             0.30%              0.15%

Allowance to total average loans outstanding                   2.60%              2.16%

Allowance for loan losses at September 30, 2002 was $1,777,000, a decrease of $114,000 from December 31, 2001. The Company's provision for loan losses for the year was $135,000 and its net charge-offs were approximately $351,000. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent, is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

During the third quarter of 2000, the Company completed an internal investigation related to its former president. As a result of this investigation the Bank reviewed all consumer secured, unsecured commercial, commercial secured, commercial real estate and residential mortgage loans for which the former president either acted as the loan officer, was involved through his relationship or affiliation with the borrower, or was otherwise actively involved in the loan. The following is a breakdown of loans identified in the review which are classified as non-performing as of September 30, 2002:

                                   SEPTEMBER 30, 2002                    DECEMBER 31, 2001
                            --------------------------------     --------------------------------
                            NUMBER OF LOANS     LOAN BALANCE     NUMBER OF LOANS     LOAN BALANCE
Residential mortgage                1             $112,329             3               $ 243,909
Consumer secured                    2               19,807             2                   8,544
Commercial secured                  2              226,972             2                 217,503
                                 -------          --------           -----             ---------
Total                               5             $359,108             7               $ 469,956
                                                  ========                             =========


RESULTS OF OPERATIONS:  Three Months Ended September 30, 2002

During the three month period ended September 30, 2002, the Company's net loss was ($306,000) compared to a ($218,000) net loss reported for the three month period ended September 30, 2001. The Company's pre-tax loss was ($518,000) compared to ($342,000) for the three month period ended September 30, 2001. The Company's comparative performance showed a decline in net interest income before provision for loan loss of ($351,000), a decrease in the provision for loan losses of ($75,000), a decrease in non-interest income of ($46,000), a reduction in non-interest expenses of ($146,000), and a increase in the income tax benefit of $88,000.

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($1,045,000), partially offset by a reduction in interest expense of ($694,000). These variances were impacted by the sale of the Fort Wayne banking centers. In the sale, the Bank received approximately $21,000,000 in cash. The cash was used to acquire investments, which possessed lower yields than loans, which were sold with the branches, resulting in lower interest income. Because approximately $32,000,000 in deposits were retained by the Bank, interest expense did not reflect as substantial a reduction when compared to interest income.

Interest income and fees from loans decreased from $2,245,000 for the three month period ended September 30, 2001 to $1,205,000 for the three month period ended September 30, 2002. This decrease was comprised of an unfavorable variance of ($936,000) due to lower average loan balances of ($45,795,000) and an unfavorable variance of ($104,000) due to a decrease of 64 basis points in the effective yield on loans. A significant portion of the volume variance is reflective of the sale of the loans related to the Fort Wayne banking centers. The reduction in yield is a combination of loans which repriced as market rates were declining, the impact of loans being placed in non-accruing status, and production of new loans during a low rate cycle as compared to portfolio average yields.

Interest income from investment securities increased $74,000 to $340,000 for the three months ended September 30, 2002, as compared to the three month period ended September 30, 2001. This increase results from a favorable variance of $183,000 from an increase in average investment balances of $12,550,000 and an unfavorable variance of ($109,000) due to investment yields being 143 basis points lower. The increased balances resulted from the excess liquidity resulting from the Fort Wayne transaction and the subsequent investment purchases to improve yields. The rate variance was the result of: the frequent and numerous rate reductions enacted by the Federal Reserve, a high rate of turnover due to increased prepayments on mortgage-backed securities, an increase in bonds being called, incremental portfolio growth and replacement of maturities portfolio with lower rate bonds.

Interest income from interest-bearing deposits held within other banks decreased ($74,000) from $103,000 for the three month period ended September 30, 2001 to $29,000 for the three month period ended September 30, 2002. This decrease contained an unfavorable variance of ($42,000) due to a decrease in average balances of ($4,667,000) and an unfavorable variance of ($32,000) due to a reduction in yield from 3.55% to 1.67%. The decline in average balances resulted in a shift to investment securities. The decline in yield is primarily due to the effect of the rate reductions by the Federal Reserve Bank, and the immediate impact of such reductions on liquid assets.

Interest expense on deposits decreased ($575,000) to $961,000 for the three month period ended September 30, 2002, compared to $1,536,000 for the three month period ended September 30, 2001. This decrease was comprised of favorable variances of ($382,000) due to a decrease in average deposit balances of ($27,435,000) and ($193,000) due to a decrease in average rates on deposits from 4.93% to 3.97%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The reduction in average deposit balances is a result of the Fort Wayne bank sale, maturities of high rate promotional certificates of deposits and a decline in public funds.

Interest expense on FHLB advances decreased ($120,000) from $155,000 for the three-month period ended September 30, 2001 to $35,000 for the three month period ended September 30, 2002. This reduction was the result of favorable variances of ($116,000) due to decreased average borrowing balances of ($7,500,000) and ($4,000) due to a reduction in rate from 6.05% to 5.44%.

For the three month period ended September 30, 2002, the provision for loan losses was increased to $60,000 from $0 for the three months ended June 30, 2002. The increase in reserves for the three months ended September 30, 2002 reflects the necessary additional provision to bring the actual reserve balance in compliance with the Company's allowance for loan loss policy.

Total non-interest income was $69,000 for the three-month period ended September 30, 2002, compared to $114,000 for the three month period ended September 30, 2001. Service charges and fees were consistent fees when compared to the three month period ended September 30, 2001. Mortgage broker fees declined approximately ($34,000) to $8,000 for the three months ended September 30, 2002, from $42,000 for the three month period ended September 30, 2001. Non-interest expenses totaled $1,139,000 for the three month period ended September 30, 2002, compared to $1,285,000 during the three month period ended September 30, 2001. Salaries and benefits for the three month period ended September 30, 2002 were $326,000, a reduction of ($209,000) from the three month period ended September 30, 2001. Occupancy costs were reduced ($64,000) to $111,000 from $175,000 for the three month period ended September 30, 2001. Both salaries and benefit expenses and occupancy costs were significantly impacted by the sale of the Fort Wayne banking offices. Professional fees for the three-month period were $91,000 compared to $108,000 for the three month period ended September 30, 2001, a decrease of ($17,000). Bank fees and charge expenditures were reduced ($5,000) from the three month period ended September 30, 2001, to $15,000. Costs associated with stationery, supplies and printing increased by $4,000 to $10,000 from $6,000 for the three month period ended September 30, 2001. Data processing costs decreased ($16,000) to $116,000 for the three month period ended September 30, 2002. This decrease was the result of the impact of elimination of volumes of transactions and accounts related to the former Fort Wayne banking offices, as well as infrastructure costs required for telecommunications between the remote sites and the main banking office located in Shelbyville. However, preliminary expenses of $158,000 were incurred during the third quarter relating to data processing deconversion. The Company will be changing data processors in the fourth quarter 2002. Additional current expenses of $12,000 relating to the environmental remediation at the St. Paul, Indiana branch location have been incurred during the third quarter of 2002. The Bank has filed a remediation work plan with respect to the St. Paul, Indiana location of the Bank which is currently entered in Indiana's Voluntary Remediation Program. Based on current estimates of its environmental consultant, the cost to complete the remediation described in the remediation work plan and complete the Voluntary Remediation Program is estimated to be approximately $100,000 (including the fee payable to the Indiana Department of Environmental Management). Accordingly, the Bank charged to expenses an additional $100,000 in its income statement for the period ended September 30, 2002. There can be no assurance that the Bank will successfully complete the Voluntary Remediation Program or that the remaining cost relating to the Voluntary Remediation Program will not exceed $100,000. Federal deposit insurance premiums increased $6,000 due to an increase in the Bank's assessment rate.

RESULTS OF OPERATIONS:  Nine Months Ended September 30, 2002

During the nine month period ended September 30, 2002, the Company's net loss increased to ($3,133,000) compared to a net loss of ($727,000) during the nine month period ended September 30, 2001. Of the ($2,406,000) reduction on net income, ($2,429,000) can be attributed to the change in accounting principle related to the goodwill impairment offset by a net favorable change of $23,000. Net loss before taxes and the effect of the change in accounting principle increased by $68,000 to a net loss of ($1,202,000) compared to a net loss before tax of ($1,134,000) for the nine months ended September 30, 2001. The difference is comprised mostly of a decrease in net interest income before provision for loan losses of ($1,191,000), a decrease in provision of loan loss of ($445,000), a decrease in non-interest income of ($97,000) offset by a reduction of ($775,000) in non-interest expenses.

The reduction in net interest income before provision for loan losses resulted from a decrease in interest income of ($3,169,000), partially offset by a reduction in interest expense of ($1,978,000).

Interest income and fees from loans decreased ($3,149,000) from $6,941,000 for the nine month period ended September 30, 2001 to $3,792,000 for the nine month period ended September 30, 2002. This decrease was comprised of an unfavorable variance of ($2,674,000) due to lower average loan balances of $42,849,000 (in part due to the Ft. Wayne sale) and an unfavorable variance of ($475,000) due to a decrease in the effective yield on loans from 8.35% to 7.42%.

Interest income from investment securities increased from $828,000 to $1,051,000 for the nine month period ended September 30, 2002, as compared to the nine month period ended September 30, 2001. This increase results in a favorable variance of $717,000 due to an increase in the average investment balances of $12,578,000 and an unfavorable variance of ($494,000) due to investment yields being 151 basis points lower than the previous period.

Interest income from interest-bearing deposits held within other banks decreased ($219,000) from $325,000 for the nine month period ended September 30, 2001 to $106,000 for the nine month period ended September 30, 2002. This decrease contains an unfavorable variance of ($53,000) due to a lower average interest-bearing deposit balance of ($1,713,000) and an unfavorable variance of ($166,000) due to a reduction in yield from 4.16% to 1.62%.

Interest expense on deposits decreased ($1,617,000) to $3,194,000 for the nine month period ended September 30, 2002, compared to $4,811,000 for the nine month period ended September 30, 2001. This decrease is comprised of favorable variances of ($1,002,000) due to a decrease in average deposit balances of ($22,135,000) and ($615,000) due to a decrease in average rate on deposits from 5.14% to 4.15%.

Interest expense on FHLB advances decreased ($361,000) from $469,000 for the period ended September 30, 2001 to $108,000 for the nine month period ended September 30, 2002. This reduction was the result of a favorable variance of ($346,000) due to a decrease in average borrowing balances of ($7,392,000), and a favorable variance of ($15,000) due to a decrease in the average borrowing rate from 6.17% to 5.44%.

Total non-interest income was $272,000 for the nine month period ended September 30, 2002, compared to $368,000 for the six month period ended September 30, 2001. Service charges and fees were fairly consistent compared to the nine month period ended September 30, 2001. The Bank experienced a decrease of ($82,000) in revenue derived by residential mortgage origination generally due to the sale of the Fort Wayne banking offices.

Non-interest expenses totaled $3,084,000 for the nine month period ended September 30, 2002, compared to $3,860,000 during the nine month period ended September 30, 2001. As a result of the Fort Wayne bank sale, the Company's salary and benefit expense declined $586,000 from $1,618,000 for the nine month period ended September 30, 2001 to $1,032,000 for the nine month period ended September 30, 2002; in addition expenses related to premises and equipment decreased $195,000 from $536,000 for the nine month period ended September 30, 2001 to $341,000 for the nine month period ended September 30, 2002. Data processing expenses declined $57,000 from $392,000 for the nine month period ended September 30, 2001 to $335,000 for the nine month period ended September 30, 2002, another impact of the Fort Wayne sale. Preliminary expenses of $158,000 were incurred during the third quarter relating to data processing deconversion. As previously stated, the Company will be changing data processors in the fourth quarter 2002. During the second quarter 2002, included in other expense, the Company took a $100,000 write down on the impaired Rampart property. Federal Deposit Insurance increased $70,000 from $89,000 for the nine month period ended September 30, 2001 to $159,000 for the nine month period ended September 30, 2002, as a result of the Bank's increased assessment rate. Additional current expenses of $12,000 relating to the environmental remediation at the St. Paul, Indiana branch location have been incurred during the third quarter of 2002. The Bank has filed a remediation work plan with respect to the St. Paul, Indiana location of the Bank which is currently entered in Indiana's Voluntary Remediation Program. Based on current estimates of its environmental consultant, the cost to complete the remediation described in the remediation work plan and complete the Voluntary Remediation Program is estimated to be approximately $100,000 (including the fee payable to the Indiana Department of Environmental Management). Accordingly, the Bank charged to expenses an additional $100,000 in its income statement for the period ended September 30, 2002. There can be no assurance that the Bank will successfully complete the Voluntary Remediation Program or that the remaining cost relating to the Voluntary Remediation Program will not exceed $100,000. The Company's officers and directors continue to evaluate non-interest expenditures for additional reductions to aid in improving Corporate performance.

CAPITAL RESOURCES AND LIQUIDITY

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At September 30, 2002, the Bank satisfied all capital requirements.

On June 7, 2002, the Company entered into a stock purchase agreement with a group of investors for the sale of common stock. On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share or approximately $1,464,000 in the aggregate. The Company has transferred $1,350,000 of this new capital to the Bank.

As part of the purchase agreement, the Company intends in a subsequent closing to sell 546,348 shares of the Company's common stock to individuals of high net worth identified by the initial investors at a price of $4.73 per share or approximately $2,584,000 in the aggregate. The Company will hold a special meeting of shareholders for the purpose of obtaining shareholder approval for the subsequent private placement of common stock for approximately $2,584,000.

The Company still expects to conduct its previously announced rights offering. The rights offering will only be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. The Company intends to file a registration statement with respect to the rights offering once the second closing occurs. However, the Company could decide to cancel the rights offering either before or after that time.

The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 2002 based on capital regulations currently in effect for savings institutions.

                                       TANGIBLE        CORE        RISK-BASED
                                       CAPITAL        CAPITAL        CAPITAL

Regulatory capital                     $7,645         $7,645         $8,457
Minimum capital requirement             1,580          3,161          5,126
                                       ------         ------         ------
Excess capital                         $6,065         $4,484         $3,331
                                       ======         ======         ======

Regulatory capital ratio                 7.26%          7.26%         13.20%
Required capital ratio                   1.50%          3.00%          8.00%
                                       ------         ------         ------
Ratio excess                             5.76%          4.26%          5.20%
                                       ======         ======         ======



Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At September 30, 2002, its regulatory liquidity ratio was 33.88%.

     PART I - ITEM 3

                             CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-QSB, are effective.

(b) Changes in Internal Controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

     PART II

     OTHER INFORMATION

     Item 1.   Legal Proceedings

               There has been no change to matters discussed in Legal Proceedings in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 1, 2002.

     Item 2.   Changes in Securities and Use of Proceeds

               On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share, or approximately $1,464,000 in the aggregate, to Russell Breeden III, Wayne C. Ramsey and L. Gene Tanner. The Company had reasonable grounds to believe the investors were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transaction was private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended. Messrs, Breeden and Ramsey are directors of the Company.

     Item 3.   Defaults upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

               None


     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports on Form 8-K

               (a) The exhibits to this Form 10-QSB are listed in the attached
               Exhibit Index.

               (b) The Company filed a Form 8-K on October 18, 2002, with the Securities and Exchange Commission announcing a special meeting of shareholders to approve second private placement.

               The Company filed a Form 8-K on September 27, 2002, with the Securities and Exchange Commission announcing the completion of the first private placement.

               The Company filed a Form 8-K on August 14, 2002, with the Securities and Exchange Commission announcing the adoption of FASB Statement 142, second quarter earnings, and certification of financial statements.

                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                 Blue River Bancshares, Inc.



Date:  November 12, 2002         By:     /s/ Patrice M. Lima
                                     -----------------------------
                                     Patrice M. Lima, Vice President, Controller
                                     Principal Financial Officer

                                 CERTIFICATIONS

I, Patrice M. Lima, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue River Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November __, 2002
                                                --------------------------------
                                                Patrice M. Lima, Controller

I, Steven R. Abel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue River Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November __, 2002
                                         ---------------------------------------
                                         Steven R. Abel, Chief Executive Officer

                                  EXHIBIT INDEX
                              Document Description

Exhibit No.
----------
  3(ii)        Bylaws of Blue River Bancshares, Inc.