Form 10KSB
period 2002-12-31
BLUE RIVER BANCSHARES INC
filed 2003-03-31
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB



[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____________to ___________

--------------------------------------------------------------------------------
                         COMMISSION FILE NUMBER 0-24501

                           BLUE RIVER BANCSHARES, INC.
--------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)


           Indiana                                             35-2016637
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)



                29 E. Washington St., Shelbyville, Indiana 46176
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (317) 398-9721


       Securities to be registered under Section 12 (b) of the Act: None.

          Securities to be registered under Section 12 (g) of the Act:

                           Common Shares, No Par Value
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No
                                     ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's net interest income for the year ended December 31, 2002:
$2,363,000

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                      Yes_______       No  ____X____

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Market of NASDAQ on June 28, 2002 was $7,362,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,406,150 shares of common stock as of March 17, 2003 .

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2002). The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2002 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes ___  No  X

FORM 10-KSB TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I

  Item  1 -       Description of Business.......................................................4

  Item  2 -       Description of Property......................................................17

  Item  3 -       Legal Proceedings............................................................19

  Item  4 -       Submission of Matters to a Vote of Security Holders .........................21

PART II

  Item  5 -       Market for Common Equity and Related Stockholder Matters.....................21

  Item  6 -       Management's Discussion and Analysis or Results of Operation.................21

  Item  7 -       Financial  Statements........................................................21

  Item  8 -       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................22

PART III

  Item  9 -       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................22

  Item 10 -       Executive Compensation ......................................................22

  Item 11 -       Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters..................................................22

  Item 12 -       Certain Relationships and Related Transactions...............................22

  Item 13 -       Exhibits, Financial Statement Schedules and Reports on Form 8-K..............23

  Item 14 -       Controls and Procedures......................................................24

                  Signature Page...............................................................25

                  Certifications...............................................................26

                  Exhibits.....................................................................28

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

On June 26, 1998, the Company completed a successful public offering of 1,500,000 new common shares at a price of $12 per share and acquired the Bank pursuant to the Merger Agreement. At the closing of the Merger, the Bank's name changed to "Shelby County Bank."

In December 1998, the Bank announced its intention to expand into the Fort Wayne, Indiana market. The Bank received regulatory approval in 1999 and commenced operations of two locations in September 1999.

On December 31, 2001, the Company's wholly owned subsidiary, Shelby County Bank (the "Bank"), completed the sale of its two Fort Wayne branches pursuant to a Branch Purchase and Assumption Agreement (the "Agreement") entered into with Community First Bank and Trust, an Ohio state-chartered bank ("Community") on October 17, 2001. The Agreement provided for Community's assumption of certain deposit and other liabilities and purchase of certain assets of two branch offices of the Bank. Collectively, the "Branches", operated as First Community Bank, and were located at 7131 West Jefferson Boulevard, Fort Wayne, Indiana and 6154 Saint Joe Center Road, Fort Wayne, Indiana.

Under the terms of the Agreement, Community acquired the loans, personal property, fixed assets, cash, records, and real property lease interests of the Branches. Also Community assumed specific deposit and certain other liabilities of the Branches. The Bank retained approximately $33 million of time deposits. The transaction involved the purchase of approximately $31 million in assets and the assumption of approximately $11 million in liabilities. The difference between the assets and liabilities was offset by a cash payment from Community to the Bank of approximately $20 million. Community retained all the employees of the First Community branches.

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

On April 5, 2001, the OTS notified Shelby County Bank in writing that the business plan and budget submitted by the Bank had been approved. Although the Bank is no longer subject to the growth restrictions previously imposed by the OTS, the Bank may not make any significant changes to its business plan and budget without prior approval of the OTS. The Bank's business plan and budget contemplates minimal growth in the foreseeable future. However, there can be no assurances that the Bank will grow. In fact, depending on business conditions, the Bank's size may decrease. The Bank has submitted a revised business plan and budget to the OTS. This draft provides for the reasonable growth of the Bank utilizing the additional $1,500,000 of capital which has been contributed to the Bank during the second and third quarter 2002. On March 17, 2003 the OTS issued a letter stating no objection to the growth reflected in the budget.

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

Additionally, IDEM and the U.S. Environmental Protection Agency ("EPA") have a Memorandum of Agreement that provides in substance that once a Certificate of Completion has been issued by IDEM, unless the site poses an immediate and substantial threat to human health and the environment, EPA will not plan or anticipate any federal action under the Superfund law. Based upon the extent of the contamination found during the summer of 1998, the Bank's environmental consultant revised its estimate for completion of the project. On November 17, 1998 the Bank's environmental consultant estimated that the total cost for completion of the VRP, including the remediation prior to entering the VRP, was $238,000 plus any costs incurred by IDEM which are believed to be immaterial. The additional cost associated with the VRP was added to the Company's goodwill resulting from the merger and was subsequently written off.

The Company has been actively remediating the site since April of 1999. No "free product" has been detected for several quarters and the levels of dissolved phase contamination in the groundwater are generally decreasing. During the fourth quarter of 2000, the Bank's management evaluated the project status with the environmental consultant to assess the status of the remediation process. During this discussion, it was determined that the remediation period is expected to last longer than the original estimate. The environmental consultant estimated that an additional one to two years of active remediation may be necessary; and that the total costs to completion of the remediation and VRP process should range from $123,500 to $188,000. The Company incurred an additional $50,000 charge against earnings for 2000 to adjust the accrual to cover future estimated costs. In 2002, based on recent estimates of the environmental consultant, the cost to complete the remediation is now said to be $112,000. Therefore an additional charge of $112,000 against earnings was taken during the third quarter of 2002.

On November 19, 2001 the Company entered into a Voluntary Remediation Agreement with IDEM. During the third quarter 2002, additional expenses of $12,000 relating to the environmental remediation were incurred. Based on current estimates of its environmental consultant, the cost to complete the remediation described in the remediation work plan and complete the VRP is estimated to be approximately $100,000 (including the fee payable to the Indiana Department of Environmental Management). Accordingly, the Bank charged to expenses an additional $100,000 in its income statement for the period ended September 30, 2002. There can be no assurance that the Bank will successfully complete the Voluntary Remediation Program or that the remaining cost relating to the Voluntary Remediation Program will not exceed $100,000. Even if the Bank does successfully complete the VRP, there can be no assurance that a non-governmental entity or person will not make a claim against the Bank with respect to the environmental matters relating to the St. Paul property.

On June 26, 2002, the Bank submitted a Remediation Work Plan with respect to the St. Paul branch of the Bank which is currently entered in Indiana's Voluntary Remediation Program. The Work Plan addressed contaminants of concern in both the soil and groundwater, irrespective of the source of contaminants. On September 30, 2002 the active remediation was turned off. The site was sampled for the presence of any of the contaminates above threshold levels in December of 2002. That sample did not indicate the presence of any contaminants above the threshold levels. The site was sampled again in March of 2003. The results of that sample are not yet available to the Company. Depending upon the results of that sample, the Bank may determine to remove the active remediation system from the site. There can be no assurance, however, that the level of the contaminants will not rebound above the threshold levels prior to completion of the Remediation Work Plan requiring the re-installation of the system and additional costs. The results of the sampling process are being provided to IDEM on an ongoing basis. Monitoring and sampling must indicate a minimum of eight consecutive quarters in which the level of contaminants does not exceed the threshold levels before IDEM may make a determination that the program is completed.

MARKET AREA

The Bank's primary service area is Shelby County, which is located approximately 25 miles southeast of Indianapolis, Indiana. According to the 2001 Census, Shelby County's population is 43,580, ranked 33rd of 92 Indiana counties. The population has increased 7.8% compared to the 1990 census, ranking 45th in population growth in the state over the ten-year period. According to STATS Indiana, the population of Shelby County is projected to be 32nd among the 92 counties in population growth projected to 2020. According to STATS Indiana, Shelby County businesses employed 23,210 full and part-time workers in 2001. Of the total payrolls, 96.1% were from nonfarm employment, with the most prevalent segments being manufacturing (29.3%), services (17.6%), retail trade (16.1%). Shelby County ranks 24th in per capita income in 2000 and 22nd in the state in median household income in 2000. The unemployment rate in Shelby County was 4.8% in December 2002, compared to a state average of 4.7%. Total deposits held by Shelby County financial institutions were $472 million at June 30, 2002, according to the FDIC/OTS Summary of Deposits report.

The Company's executive offices are located at 29 East Washington Street, P.O. Box 927, Shelbyville, Indiana 46176 and its telephone number is (317) 398-9721.

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

The Bank wholly owns two subsidiaries. First Tier One Corporation, an Indiana corporation, holds common stock issued by Intrieve, Inc., the Bank's previous data processing provider. Through March 1994, it offered tax-deferred annuity products. The Shelby Group, Inc., an Indiana Corporation ("TSGI"), offered a full line of insurance products, including health, life, auto and medical insurance. The Bank ceased the operations of TSGI as of November 1, 1996.

EMPLOYEES

As of December 31, 2002, the Bank employed 36 persons on a full-time basis and 7 persons on a part-time basis. Of the 36 full time employees, the Company employed 5 of them on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. All employees of the former Fort Wayne banking offices were retained by Community First and their employment with the Bank was terminated effective December 31, 2001. Management of the Bank considers its employee relations to be good.

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

TAXATION

Federal Taxation. The Company and the Bank will file a consolidated federal income tax return on the accrual basis for each calendar year ending December
31. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Company generally would not be taken into account in determining the bad debt deduction allowed to the Bank, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction. The Bank's federal income tax returns have not been audited in the last six years.

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

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2002, approximately $1.1 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.

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

The Bank's state income tax returns have not been audited in the last six years.

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

In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA restricts the ability of a director or officer of the Company, or any person who owns more than 25% of the Company's common stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

OTS regulations generally do not restrict the permissible business activities of a unitary savings and loan holding company.

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. Additional restrictions on securing advances from the Federal Home Loan Bank (the "FHLB") also apply. At December 31, 2002, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender ("QTL").

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

REGULATION OF THE BANK

As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC, due to SAIF insurance, in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank's semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits, is approximately $77,000.

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

As a member of the FHLB of Indianapolis, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2002, the Bank's investment in stock of the FHLB of Indianapolis was $2,153,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 2002, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $131,000, for an annual rate of 6.06%.

SAVINGS ASSOCIATION REGULATORY CAPITAL. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of 1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2002, the Bank was in compliance with all capital requirements imposed by law.

In 1994 and 1997 the OTS proposed new regulations affecting risk based capital standards and regulatory treatment of recourse obligations. However, final rules were never issued. On March 8, 2000, the OTS again proposed new regulations in this area. Until a final rule is issued, the impact on the savings association can not be determined.

The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 2002:


                                 TANGIBLE       CORE      RISK-BASED
FOR CAPITAL ADEQUACY PURPOSES    CAPITAL      CAPITAL      CAPITAL
-----------------------------    --------     -------     ----------
Bank amount                      $ 6,670      $ 6,670      $ 7,410
Required amount                    1,378        2,755        4,658
                                 -------      -------      -------
Excess                           $ 5,292      $ 3,915      $ 2,752
                                 =======      =======      =======
Bank ratio                          7.26%        7.26%       12.73%
Required ratio                      1.50%        3.00%        8.00%
                                 -------      -------      -------
Ratio excess                        5.76%        4.26%        4.73%
                                 =======      =======      =======


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

DIVIDEND LIMITATIONS. An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under the regulation a savings association may be required to file an application, a notice or northing at all prior to making a capital distribution. A savings association will be required to file an application prior to making a capital distribution if (i) the association is not eligible for expedited treatment under the applicable OTS regulations, (ii) the total amount of all of the associations capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years, (iii) the distribution, or (iv) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS (or the FDIC), or violate a condition imposed on the association in an OTS-approved application or notice. A savings association will be required to file a notice prior to making a capital distribution if : (i) the association would not be well capitalized following the distribution, (ii) the proposed capital distribution would reduce the amount of or retire any part of the associations common or preferred stock or retire any part of debt instruments such as notes or debentures included in capita under the OTS regulations, or
(iii) the association is a subsidiary of a savings and loan holding company. Neither an application nor a notice will be required to be filed by the savings association prior to making a capital distribution if none of the above criteria are met.

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

LOANS TO ONE BORROWER. The Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2002, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

QUALIFIED THRIFT LENDER. Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2002, the Bank was in compliance with its QTL requirement, with approximately 85% of its assets invested in QTIs.

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

In 2001, the Bank's annual deposit insurance assessment was $149,000, an increase of 153% over the 2000 premium. This increase was due to the fact that the Bank's risk classification during the second assessment period of 2000 changed from risk category 1B to risk category 1C as the composite CAMEL rating of the Bank changed from a 3 to a 4. The change in the CAMEL rating increased the assessment from $.03 per $100 in assessable deposits to $.17 per $100 in assessable deposits. In 2002, the Bank's annual deposit insurance was $206,000, an increase of 39% over the 2001 premium as the Bank was assessed in Risk Category 1C for the entire assessment period.

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

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 2002, the Bank was categorized as "well capitalized," and it was not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure. However, there are no assurances that the Bank will maintain its "well capitalized" status.

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

TRANSACTIONS WITH AFFILIATES. The Bank is subject to certain restrictions imposed by the Federal Reserve Act ("FRA") on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries, and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. These restrictions limit the aggregate amount of transactions with any individual affiliate to 10% of the Bank's capital and surplus, limit the aggregate amount of transactions with all affiliates to 20% of the Bank's capital and surplus, require that loans and certain other extensions of credit be secured by collateral in certain specified amounts and types, generally prohibit the purchase of low quality assets from affiliates and generally require that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities.

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

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act:

         |_| allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities then was previously permissible, including insurance underwriting and agency, and underwriting and making merchant banking investments in commercial and financial companies;

         |_| allows insurers and other financial service companies to acquire banks;

         |_| removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies and;

         |_| establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Gramm-Leach-Bliley Act also requires an annual disclosure of an institutions privacy policy in addition to a disclosure at the time that a customer relationship is established. Regulations governing the privacy requirements of the Act have been proposed. Until the final rules have been issued, it is difficult to determine the impact of the regulations on the activities of the Company.

Only July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past year. The Sarbanes-Oxley Act's principal legislation includes:

     o    the creation of an independent accounting oversight board;

     o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

     o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     o an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

     o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

     o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

     o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

     o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

     o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     o    mandatory disclosure by analysts of potential conflicts of interest;
          and

     o    a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

A cautionary note about forward-looking statements. In its oral and written communication, the Company from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect", "may", "could", "intend", "project", "estimate", "believe" or "anticipate." The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the 2002 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause the Company's actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect the Company's future performance include changes in interest rates, the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other filings from time to time when considering any forward-looking statement.

ITEM 2.  DESCRIPTION OF PROPERTY

                                                                    NET BOOK VALUE
                                                                     OF PROPERTY,         APPROXIMATE
                                                    YEAR OPENED     FURNITURE AND           SQUARE
DESCRIPTION AND ADDRESS                             OR ACQUIRED        FIXTURES             FOOTAGE
-----------------------                             -----------     --------------        -----------
Shelbyville Main Office
29 East Washington St                                  1975          $1,026,312              15,000

Shelbyville Rampart Office
34 Rampart Street                                      1995          $  659,419               3,000

Morristown Office (only property under lease,
all others owned)
127 East Main Street                                   1995          $   43,254               1,800

St. Paul Office
105 County Line Road                                   1989          $   52,790               1,476

                  In the opinion of management, the Bank's properties are adequately covered by insurance.

                  The Bank has three ATMs, one at each of the following offices:
                  Shelbyville Main Office, the Rampart Office, and the Morristown office. The Bank's ATMs are on the JACK HENRY & ASSOC./PASSPORT interchange system and participate in the nationwide CIRRUS ATM network.

                  The Bank owns computer and data processing equipment, which is used for transaction processing, accounting, financial forecasting, and loan document preparation. The net book value of electronic data processing equipment owned by the Bank was $201,000 at December 31, 2002.

                  The Bank also has contracted for the data processing and reporting services of Jack Henry & Associates. The Bank's service corporation subsidiary owns common stock of Intrieve, the prior data processor, having a book value of $15,000. The Bank intends to redeem this stock for cash during the first quarter of 2003. The cost of these data processing services is approximately $36,000 per month.

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

The Company has been actively remediating the site since April of 1999. No "free product" has been detected for several quarters and the levels of dissolved phase contamination in the groundwater are generally decreasing. During the fourth quarter of 2000, the Bank's management evaluated the project status with the environmental consultant to assess the status of the remediation process. During this discussion, it was determined that the remediation period is expected to last longer than the original estimate. The environmental consultant estimated that an additional one to two years of active remediation may be necessary; and that the total costs to completion of the remediation and VRP process should range from $123,500 to $188,000. The Company incurred an additional $50,000 charge against earnings for 2000 to adjust the accrual to cover future estimated costs. In 2002, based on recent estimates of the environmental consultant, the cost to complete the remediation is now said to be $ 112,000 therefore an additional charge of $112,000 against earnings was taken during the third quarter. There can be no assurance that the Bank will successfully complete the VRP or that the cost relating to the VRP will not exceed $400,000 plus any costs incurred by IDEM which are believed to be immaterial.

On June 26, 2001, the Bank filed a complaint against Bruce H. Young in the Hamilton Superior Court for collection of a promissory note and against International Marine Drive, LLC on its guaranty of that note to foreclose its security interest in collateral of International Marine Drive. On August 24, 2001, the defendant filed a counterclaim against the Bank seeking compensatory damages and other punitive damages for breach of contract, fraud, constructive fraud, promissory estoppel and violations of the Corrupt Business Influence Act. These claims are for an undisclosed amount. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleges, in part, that the Bank committed to make certain loans to International Marine Drive, LLC, which were never made. The Bank moved for summary judgment against Mr. Young on the note. Young was granted five months in which to conduct discovery and to prepare a response. Mr. Young subsequently made an application to extend that period until May 12, 2002. In January 2002 the Court denied the Bank's Motion to Strike Mr. Young's request for a jury trial. The case was on the Court's jury calendar for January 2003. In December, 2002, the Bank entered into a mediation agreement to receive $375,000 from Mr. Young. A settlement agreement was signed on December 31, 2002 and the matter was dismissed by the Court on both the complaint and also the counter-claim in January, 2003.

On or about November 14, 2002, the Bank filed a complaint with the Shelby County Circuit Court against Custom Care Lawn Service, LLC and the guarantors of a certain promissory note which was in default and unpaid. Pursuant to this filing, the Bank requested a judgment for the amount due and foreclosure of its lien upon the collateral securing the note. On February 21, 2003, Custom Care Lawn Service, LLC and the guarantors answered defendant's claim and filed a counter-claim for damages. The counter claims, include: 1) breach of service contract; 2) failure to release a lien; 3) constructive fraud; 4) equitable estoppel; 5) mismanagement by the Bank; 6) frivolous claim; 7) Fair Debt Collection Practices Act violations. Management of the Bank believes that there is no merit to the claims.

On November 19, 2001 the Company entered into a Voluntary Remediation Agreement with IDEM. During the third quarter 2002, additional expenses of $12,000 relating to the environmental remediation were incurred. Based on current estimates of its environmental consultant, the cost to complete the remediation described in the remediation work plan and complete the VRP is estimated to be approximately $100,000 (including the fee payable to the Indiana Department of Environmental Management). Accordingly, the Bank charged to expenses an additional $100,000 in its income statement for the period ended September 30, 2002. There can be no assurance that the Bank will successfully complete the Voluntary Remediation Program or that the remaining cost relating to the Voluntary Remediation Program will not exceed $100,000. Even if the Bank does successfully complete the VRP, there can be no assurance that a non-governmental entity or person will not make a claim against the Bank with respect to the environmental matters relating to the St. Paul property.

On June 26, 2002, the Bank submitted a Remediation Work Plan with respect to the St. Paul branch of the Bank which is currently entered in Indiana's Voluntary Remediation Program. The Work Plan addressed contaminants of concern in both the soil and groundwater, irrespective of the source of contaminants. On September 30, 2002 the active remediation was turned off. The site was sampled for the presence of any of the contaminates above threshold levels in December of 2002. That sample did not indicate the presence of any contaminants above the threshold levels. The site was sampled again in March of 2003. The results of that sample are not yet available to the Company. Depending upon the results of that sample, the Bank may determine to remove the active remediation system from the site. There can be no assurance, however, that the level of the contaminants will not rebound above the threshold levels prior to completion of the Remediation Work Plan requiring the re-installation of the system and additional costs. The results of the sampling process are being provided to IDEM on an ongoing basis. Monitoring and sampling must indicate a minimum of eight consecutive quarters in which the level of contaminants does not exceed the threshold levels before IDEM may make a determination that the program is completed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

                  In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI". During 2003, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

                  As of March 25, 2003, there were 196 shareholders of record of Blue River common stock.

                  The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                        2002                 2001
                               -------------------   -------------------
                                 HIGH       LOW       HIGH       LOW
                    First Quarter       $   5.50   $   4.15   $   4.25   $   3.06
                    Second Quarter          5.23       4.40       4.85       3.43
                    Third Quarter           4.88       4.26       4.70       3.31
                    Fourth Quarter          4.90       4.25       4.65       3.45

                  The Company did not declare any dividend on its shares of common stock during 2002 or 2001. Future dividend payments by the Company are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Bank. See "Business-Supervision and Regulation". The Company does not intend to pay dividends in the foreseeable future.

                  On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share, or approximately $1,466,000 in aggregate, to Russell Breeden III, Wayne C. Ramsey and L. Gene Tanner. On February 2, 2003, the Company sold 546,348 shares of common stock at a price of $4.73 per share or approximately $2,584,000 in aggregate, to Russell Breeden III, Wayne C. Ramsey and L. Gene Tanner and other accredited investors. The Company had reasonable grounds to believe the investors were accredited investors, capable of evaluating merits and risks of this investment, and who acquired the shares for investment purposes. The transactions were private in nature, and the shares were issued in reliance upon Section 4(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended. Messrs, Breeden and Ramsey are directors of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                  Pages 30 through 59 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference in regard to this item.

ITEM 7.  FINANCIAL STATEMENTS

                  Pages 60 through 84, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference in regard to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) The following Exhibits are being filed as part of this 10-KSB:

        2*                  Branch Purchase and Assumption Agreement
        3(i)****            Articles of Incorporation
        3(ii)*******        Amended and Restated By-Laws
        10.01*****          Registrant's 1997 Directors' Stock Option Plan (1)
        10.02*****          Registrant's 1997 Key Employees' Stock Option Plan (1)
        10.03**             Registrant's 2000 Directors' Stock Option Plan (1)
        10.04**             Registrant's 2000 Key Employees' Stock Option Plan (1)
        10.05**             Registrant's 2000 Employee Stock Purchase Plan (1)
        10.06**             Registrant's First Amendment of 2000 Key Employees' Stock Option Plan (1)
        10.07               Registrant's 2002 Employee Stock Option Plan (1)
        10.08               Registrant's Change in Control Agreement with Randy J. Collier (2)
        10.09               Registrant's Employment Agreement with Lawrence T. Toombs (2)
        10.10******         Stock Purchase Agreement
        13                  The Annual Report to Shareholders of the Company for the year ended December 31, 2002
                            (Except for the pages and information thereof
                            expressly incorporated by reference in this Form
                            10-KSB, the Annual Report to Shareholders is
                            provided solely for the information of the
                            Securities and Exchange Commission and is not deemed
                            "filed" as part of this Form 10-KSB).
        21***               Subsidiaries of the Registrant
        *                   Incorporated by reference to Registrant's Form 8-K, filed January 15, 2002.
        **                  Incorporated by reference to Registrant's Form 10-KSB, filed March 31, 2001.
        ***                 Incorporated by reference to Registrant's Form 10-KSB, filed March 31, 1999.
        ****                Incorporated by reference to Registrant's Amendment No. 4 to the Registration Statement
                            on Form SB-2, File No. 333-48269 filed on June 22, 1998.
        *****               Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement
                            on Form SB-2, File No. 333-48269 filed on June 8, 1998.
        ******              Incorporated by reference to Registrant's Form 8-K, filed June 7, 2002.
        *******             Incorporated by reference to Registrant's Form 10-QSB, filed November 2002.

        (1)      Compensatory Plan
        (2)      Management Employment Contract

(b) The Company filed the following reports on Form 8-K during the three months ended December 31, 2002:

Report filed on October 18, 2002 containing a press release, dated October 18, 2002, announcing that the Company would hold a special meeting of shareholders for the purpose of obtaining shareholder approval of a private placement of the Company's common stock, and announcing the hiring of Randy Collier as Executive Vice President of the Company and as Executive Vice President and Chief Credit Officer of the Company.

Report filed on November 14, 2002 containing a press release, dated November 14, 2002, announcing earnings for the quarter ended September 30, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and Controller concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

         We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         Our management, including our CEO and Controller, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

         The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CONTROLLER CERTIFICATIONS

         Appearing immediately following the Signatures section of this report there are Certifications of the CEO and Controller. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                              Blue River Bancshares, Inc.
                                              (Registrant)

Date:   March 31, 2003                          /s/ Lawrence T. Toombs
                                              --------------------------------
                                              Lawrence T. Toombs,
                                              President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 31, 2003                          /s/ Patrice M. Lima
                                              --------------------------------
                                              Patrice M. Lima,
                                              Vice President & Controller
                                              (Principal Financial Officer)
                                              (Principal Accounting Officer)

Date:   March 31, 2003                          /s/ Steven R. Abel
                                              --------------------------------
                                              Steven R. Abel,
                                              Chairman of the Board & CEO
                                              (Principal Executive Officer)

Date:   March 31, 2003                          /s/ D. Warren Robison
                                              --------------------------------
                                              D. Warren Robison,
                                              Senior Vice President &
                                              Secretary, Director

Date:   March 31, 2003                          /s/ Russell Breeden, III
                                              --------------------------------
                                              Russell Breeden, III, Director

Date:   March 31, 2003                          /s/ Wayne C. Ramsey
                                              --------------------------------
                                              Wayne C. Ramsey, Director

Date:   March 31, 2003                          /s/ Wendell L. Bernard
                                              --------------------------------
                                              Wendell L. Bernard, Director

Date:   March 31, 2003                          /s/ Ralph W. Van Natta
                                              --------------------------------
                                              Ralph W. Van Natta, Director

Date:   March 31, 2003                          /s/ Peter G. DePrez
                                              --------------------------------
                                              Peter G. DePrez, Director

Date:   March 31, 2003                          /s/ Michael J. Vaught
                                              --------------------------------
                                              Michael J. Vaught, Director

                                 CERTIFICATIONS

I, Patrice M. Lima, certify that:

1. I have reviewed this annual report on Form 10-KSB of Blue River Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                /s/ Patrice M. Lima
                                    -------------------------------------------
                                                  Patrice M. Lima
                                           Vice President and Controller

I, Steven R. Abel, certify that:

1. I have reviewed this annual report on Form 10-KSB of Blue River Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                               /s/ Steven R. Abel
                                  --------------------------------------------
                                                 Steven R. Abel
                                          Chairman of the Board and CEO

EXHIBIT INDEX

(a)  The following Exhibits are being filed as part of this 10-KSB:

        2*                  Branch Purchase and Assumption Agreement
        3(i)****            Articles of Incorporation
        3(ii)*******        Amended and Restated By-Laws
        10.01*****          Registrant's 1997 Directors' Stock Option Plan (1)
        10.02*****          Registrant's 1997 Key Employees' Stock Option Plan (1)
        10.03**             Registrant's 2000 Directors' Stock Option Plan (1)
        10.04**             Registrant's 2000 Key Employees' Stock Option Plan (1)
        10.05**             Registrant's 2000 Employee Stock Purchase Plan (1)
        10.06**             Registrant's First Amendment of 2000 Key Employees' Stock Option Plan (1)
        10.07               Registrant's 2002 Employee Stock Option Plan (1)
        10.08               Registrant's Change in Control Agreement with Randy J. Collier (2)
        10.09               Registrant's Employment Agreement with Lawrence T. Toombs (2)
        10.10******         Stock Purchase Agreement
        13                  The Annual Report to Shareholders of the Company for the year ended December 31, 2002
                            (Except for the pages and information thereof
                            expressly incorporated by reference in this Form
                            10-KSB, the Annual Report to Shareholders is
                            provided solely for the information of the
                            Securities and Exchange Commission and is not deemed
                            "filed" as part of this Form 10-KSB).
        21***               Subsidiaries of the Registrant
        *                   Incorporated by reference to Registrant's Form 8-K, filed January 15, 2002.
        **                  Incorporated by reference to Registrant's Form 10-KSB, filed March 31, 2001.
        ***                 Incorporated by reference to Registrant's Form 10-KSB, filed March 31, 1999.
        ****                Incorporated by reference to Registrant's Amendment No. 4 to the Registration Statement
                            on Form SB-2, File No. 333-48269 filed on June 22, 1998.
        *****               Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement
                            on Form SB-2, File No. 333-48269 filed on June 8, 1998.
        ******              Incorporated by reference to Registrant's Form 8-K, filed June 7, 2002.
        *******             Incorporated by reference to Registrant's Form 10-QSB, filed November 2002.

        (1)  Compensatory Plan
        (2)  Management Employment Contract

     (b) The Company filed the following reports on Form 8-K during the three months ended December 31, 2002:

Report filed on October 18, 2002 containing a press release, dated October 18, 2002, announcing that the Company would hold a special meeting of shareholders for the purpose of obtaining shareholder approval of a private placement of the Company's common stock, and announcing the hiring of Randy Collier as Executive Vice President of the Company and as Executive Vice President and Chief Credit Officer of the Company.

Report filed on November 14, 2002 containing a press release, dated November 14, 2002, announcing earnings for the quarter ended September 30, 2002.