Form 10KSB/A
period 2002-12-31
BLUE RIVER BANCSHARES INC
filed 2003-04-16
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____________to ___________

                                     0-24501
--------------------------------------------------------------------------------
                             COMMISSION FILE NUMBER

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

                    Issuer's telephone number: (317) 398-9721

Securities to be registered under Section 12 (b) of the Act:  None

Securities to be registered under Section 12 (g) of the Act: Common Shares, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ----   ----

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
$2,363,000

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act). Yes      No  X
                                      -----   ------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,406,150 shares of common stock as of March 17, 2003.

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

Transitional Small Business Disclosure Format: Yes          No    X
                                                  -------      --------

                                EXPLANATORY NOTE

         This Amendment No. 1 ("Amendment No. 1") on Form 10-KSB/A to the Annual Report of Blue River Bancshares, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002 amends the Form 10-KSB by amending the page number references under Items 6 and 7 and by deleting Exhibit 13 and replacing it with Exhibit 13 attached hereto. The certifications of the Chief Executive Officer and Chief Financial Officer made with respect to this Amendment No. 1 are also attached hereto.

         Other than as described above, no further changes to the Form 10-KSB filed March 31, 2003 are hereby made.

         "Item 6. Management's Discussion and Analysis or Plan of Operation.

         Pages 29 through 59 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference in regard to this Item.

         Item 7. Financial Statements.

         Pages 60 through 82 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference in regard to this Item."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                          Blue River Bancshares, Inc.
                                          (Registrant)

Date:   April 16, 2003                    /s/ Lawrence T. Toombs
                                          --------------------------
                                          Lawrence T. Toombs,
                                          President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   April 16, 2003                    /s/ Patrice M. Lima
                                          -----------------------------------
                                          Patrice M. Lima,
                                          Vice President & Controller
                                          (Principal Financial Officer)
                                          (Principal Accounting Officer)

Date:   April 16, 2003                    /s/ Steven R. Abel
                                          -----------------------------------
                                          Steven R. Abel,
                                          Chairman of the Board & CEO
                                          (Principal Executive Officer)

Date:   April 16, 2003                    /s/ D. Warren Robison
                                          -----------------------------------
                                          D. Warren Robison,
                                          Senior Vice President &
                                          Secretary, Director

Date:   April 16, 2003                    /s/ Russell Breeden, III
                                          -----------------------------------
                                          Russell Breeden, III, Director

Date:   April 16, 2003                    /s/ Wayne C. Ramsey
                                          -----------------------------------
                                          Wayne C. Ramsey, Director

Date:   April 16, 2003                    /s/ Wendell L. Bernard
                                          -----------------------------------
                                          Wendell L. Bernard, Director

Date:   April 16, 2003                    /s/ Ralph W. Van Natta
                                          -----------------------------------
                                          Ralph W. Van Natta, Director

Date:   April 16, 2003                    /s/ Peter G. DePrez
                                          -----------------------------------
                                          Peter G. DePrez, Director

Date:   April 16, 2003                    /s/ Michael J. Vaught
                                          -----------------------------------
                                          Michael J. Vaught, Director

                                 CERTIFICATIONS

I, Patrice M. Lima, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-KSB/A of Blue River Bancshares, Inc.;

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

Date:  April 16, 2003

                                         /s/ Patrice M. Lima
                                         ----------------------------------
                                         Patrice M. Lima
                                         Vice President and Controller

I, Steven R. Abel, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-KSB/A of Blue River Bancshares, Inc.;

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

Date:  April 16, 2003

                                            /s/ Steven R. Abel
                                            ----------------------------------
                                            Steven R. Abel
                                            Chairman of the Board and CEO