Form 10QSB
period 2003-03-31
BLUE RIVER BANCSHARES INC
filed 2003-05-15
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

      | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File Number
                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                   Indiana                                    35-2016637
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification Number)

           29 East Washington Street
             Shelbyville, Indiana                               46176
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

                             Yes |X|         No | |

As of March 31, 2003, there were 2,406,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):

                             Yes | |         No |X|

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I. FINANCIAL INFORMATION:

       Item 1.   Financial Statements:

                 Consolidated Statement of Financial Condition (Unaudited)
                 as of March 31, 2003 and December 31, 2002                           3

                 Consolidated Statements of Operations (Unaudited) for the
                 three months ended March 31, 2003 and 2002                           4

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 three months ended March 31, 2003 and 2002                           5

                 Notes to Consolidated Financial Statements (Unaudited)            6-10

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                        11-17

       Item 3.   Controls and Procedures                                             18

PART II. OTHER INFORMATION:                                                          19

       Item 1.   Legal Proceedings

       Item 2.   Changes in Securities and Use of Proceeds

       Item 3.   Defaults upon Senior Securities

       Item 4.   Submission of Matters to a Vote of Security Holders

       Item 5.   Other information

       Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                       20

CERTIFICATIONS                                                                    21-22

EXHIBIT INDEX                                                                        23

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                             March 31,      December 31,
ASSETS                                                                         2003             2002
Cash and due from banks                                                    $  2,393,663     $  2,269,908
Interest-bearing deposits with banks                                          9,278,044        1,169,170
Investment securities available for sale                                     22,356,249       26,407,360
Investment securities held to maturity                                          256,414          258,721
Loans receivable, net                                                        56,706,230       56,595,711
Stock of FHLB Indianapolis                                                    2,153,000        2,153,000
Accrued interest receivable                                                     603,975          582,016
Deferred income taxes                                                         1,960,552        1,899,346
Premises and equipment, net                                                   1,730,754        1,781,775
Real estate owned                                                             1,533,514        1,627,505
Prepaid expenses and other assets                                               275,868          373,454
                                                                           ------------     ------------

TOTAL ASSETS                                                               $ 99,248,263     $ 95,117,966
                                                                           ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                   74,870,576       73,732,754
  FHLB advances                                                              11,000,000       11,000,000
  Accrued expenses and other liabilities                                        226,129           73,759
  Accrued interest payable                                                      937,482          438,675
                                                                           ------------     ------------
Total liabilities                                                            87,034,187       85,245,188
                                                                           ------------     ------------



SHAREHOLDERS' EQUITY:
  Common stock, without par value:  2,406,150 shares issued
    and outstanding                                                          20,463,460       17,980,344
  Accumulated deficit                                                        (8,648,861)      (8,598,851)
  Unrealized gain on available for sale securities, net of income taxes         399,477          491,285
                                                                           ------------     ------------
Total shareholders' equity                                                   12,214,076        9,872,778
                                                                           ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 99,248,263     $ 95,117,966
                                                                           ============     ============


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

                                                            2003            2002
INTEREST INCOME:
 Loans receivable                                       $ 1,025,166     $ 1,334,774
 Securities                                                 255,084         337,991
 Interest-bearing deposits                                   14,501          46,998
 Dividends from FHLB                                         28,000          31,853
                                                        -----------     -----------
      Total interest income                               1,322,751       1,751,616
                                                        -----------     -----------

INTEREST EXPENSE:
 Interest expense on deposits                               490,982       1,162,674
 Interest expense on FHLB and other borrowings               84,075          38,848
                                                        -----------     -----------
      Total interest expense                                575,057       1,201,522
                                                        -----------     -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES        747,694         550,094
PROVISION FOR LOAN LOSSES                                    60,000          75,000
                                                        -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         687,694         475,094
                                                        -----------     -----------

NON-INTEREST INCOME:
 Service charges and fees                                    51,819          52,815
 Gain on sale of securities, loans and other assets          59,294           8,560
 Other                                                       52,513          50,597
                                                        -----------     -----------
      Total non-interest income                             163,626         111,972
                                                        -----------     -----------

NON-INTEREST EXPENSE:
 Salaries and employee benefits                             389,740         346,822
 Premises and equipment                                     115,255         116,130
 Federal deposit insurance                                   43,280          58,768
 Data processing                                            128,481         103,142
 Advertising and promotion                                   11,898           7,131
 Bank fees and charges                                       13,298          17,219
 Directors fees                                              33,450          28,950
 Professional fees                                           72,898          79,513
 Stationery, supplies and printing                           10,496          22,421
 Other                                                       82,535         114,120
                                                        -----------     -----------
      Total non-interest expense                            901,331         894,216
                                                        -----------     -----------

LOSS BEFORE INCOME TAX BENEFIT                              (50,011)       (307,150)
INCOME TAX BENEFIT                                                         (130,966)
                                                        -----------     -----------

NET LOSS                                                $   (50,011)    $  (176,184)
                                                        ===========     ===========
Basic and diluted loss per share                        $     (0.02)    $     (0.11)
                                                        ===========     ===========

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

                                                                                  2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    $    (50,011)    $   (176,184)
 Adjustments to reconcile net loss to net cash from operating activities:
  Depreciation and amortization                                                   149,437          117,184
  Provision for loan losses                                                        60,000           75,000
  (Gain) on sales of securities, loans and other assets                           (59,294)          (4,200)
 Changes in assets and liabilities:
  Accrued interest receivable                                                     (21,959)          (2,970)
  Other assets                                                                    306,388          (52,217)
  Other liabilities                                                               651,177          270,133
                                                                             ------------     ------------
      Net cash from operating activities                                        1,035,738          226,746
                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan originations, net of principal repayments                                  (345,025)       3,281,540
 Principal maturities collected on securities                                   2,679,020        1,654,542
 Proceeds from sale of real estate owned                                           76,745
 Capital expenditures                                                                                 (794)
 Proceeds from sale of available-for-sale securities                            1,165,213        4,830,120
 Purchases of available-for-sale securities                                                    (11,791,918)
                                                                             ------------     ------------
      Net cash from investing activities                                        3,575,953       (2,026,510)
                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of FHLB advances and other borrowings                                                  (2,500,000)
 Net change in deposits                                                         1,137,822        2,861,554
 Proceeds from issuance of stock, net of offering costs of $101,110             2,483,116
                                                                             ------------     ------------
      Net cash from financing activities                                        3,620,938          361,554
                                                                             ------------     ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 8,232,629       (1,438,210)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       3,439,078       15,037,328
                                                                             ------------     ------------

CASH AND EQUIVALENTS, END OF PERIOD                                          $ 11,671,707     $ 13,597,118
                                                                             ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Interest paid                                                               $    591,000     $    866,000

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly owned subsidiary Shelby County Bank (the "Bank"). Summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2002 Annual Report to Shareholders.

      The accompanying consolidated interim financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

3.    LOSS PER COMMON SHARE

      Loss per share of common stock are based on the weighted average number of basic shares and dilutive shares outstanding.

      The following is a reconciliation of the weighted average common shares for the basic and diluted loss per share computations:

                                                                 FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                    2003            2002
       Basic earnings per share:
         Weighted average common shares                           2,224,034      1,549,913
                                                                  =========      =========

       Diluted earnings per share:
         Weighted average common shares and incremental shares    2,224,034      1,549,913
                                                                  =========      =========

      During the three months ended March 31, 2003 and 2002, there were no incremental shares relating to the dilutive effect of stock options.

4.    STOCK BASED COMPENSATION

      At March 31, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                       2003           2002
        Net loss:
         Net loss as reported                                      $   (50,011)   $  (176,184)
          Deduct total stock based employee compensation
           expense determined under fair value based method for
           all awards, net of related tax effects                      (17,589)       (16,057)
                                                                   -----------    -----------
          Pro forma, net loss                                      $   (67,600)   $  (192,241)
                                                                   ===========    ===========
        Net loss per share:
          Basic loss per share                                     $     (0.02)   $     (0.11)
          Dilutive loss per share                                  $     (0.02)   $     (0.11)

        Pro forma loss per share:
          Basic loss per share                                     $     (0.03)   $     (0.12)
          Dilutive loss per share                                  $     (0.03)   $     (0.12)

5.    INCOME TAXES

      During the fourth quarter of 2002, the Company recorded a valuation allowance against a portion of the deferred taxes because management concluded that it was more likely than not that a portion of the benefit associated with the deferred tax asset will not be realized.

6.    COMPREHENSIVE INCOME

      In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the consolidated statements of changes in shareholders' equity. Amounts are presented within those statements for the three month periods ended March 31, 2003 and 2002.

                                                                                   2003          2002

        Net loss                                                                $ (50,111)    $(176,184)
         Other comprehensive income before tax:
           Net unrealized losses on available-for-sale securities                (131,173)     (240,195)
           Less reclassification adjustment for gains realized in net income      (21,228)       (4,200)
                                                                                ---------     ---------

           Other comprehensive loss before income taxes                          (152,401)     (244,395)
           Income tax benefit related to items of other
            comprehensive income                                                  (60,593)      (97,169)
                                                                                ---------     ---------
            Other comprehensive loss, net of tax                                  (91,808)     (147,226)
                                                                                ---------     ---------

        Comprehensive loss                                                      $(141,919)    $(323,410)
                                                                                =========     =========

7.    NEW ACCOUNTING PRONOUNCEMENTS

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

      Management completed the assessment and evaluation process of determining the impairment of goodwill in accordance with SFAS 142 during the second quarter of 2002. The measurement of impairment was considered necessary as the Company had several consecutive quarters of losses.

      Based on the pattern of losses and a significant reduction in the market capitalization of the Company, an independent third party valuation specialist performed a valuation analysis of the Company. Management completed its initial assessment and determined that the goodwill was impaired in accordance with SFAS 142 during the second quarter of 2002. The measurement of the impairment resulted in a reduction of goodwill and a cumulative change in accounting principle of $2,429,081 recorded in the quarter ended June 30, 2002.

      Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," was issued in June 2001 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has determined that the effect, of this new standard on the consolidated financial statements will not be material.

      Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 which, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under SFAS No.145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt meets the criteria of both unusual and infrequent as established in APB No.30. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002, including all prior period presentations. Management has determined that the effect of this new standard on the consolidated financial statements will not be material.

      Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," was issued during June 2002. SFAS No. 146 requires that liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Management has determined that the effect of this new standard on the consolidated financial statements will not be material.

      Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Management has included the new disclosure requirements in its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Loan commitments and commercial letters of credit are excluded from the scope of this interpretation. The Company does not anticipate the Interpretation will have a material impact on its consolidated financial statements.

      Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April of 2003. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS
      133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 amends 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2002. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

8.    SEGMENT INFORMATION

      In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, Community Banking.

9.    REGULATORY MATTERS

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

      Although the Bank is no longer subject to the growth restrictions previously imposed by the OTS, the Bank may not make any significant changes to its business plan and budget without prior approval of the OTS. On March 17, 2003 the OTS issued a letter stating no objection to the growth reflected in the Bank's current budget. The Bank's current budget contemplates reasonable growth of the Bank utilizing the additional $1,500,000 of capital which was contributed to the Bank during the second and third quarters of 2002. However, there can be no assurances that the Bank will grow. In fact, depending on business conditions, the Bank's size may decrease.

10.   PRIVATE PLACEMENT

      On June 7, 2002, the Company entered into a stock purchase agreement with a group of investors for the sale of common stock. On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share or approximately $1,466,000 in the aggregate net proceeds totaled $1,401,148. As part of the stock purchase agreement, the Company sold in a subsequent closing 546,348 shares of the Company's common stock to individuals of high net worth identified by the initial investors at a price of $4.73 per share or approximately $2,584,000 in the aggregate. The Company obtained shareholder approval for the subsequent private placement of common stock in January 2003 and received gross proceeds of $2,584,000 in February 2003.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The estimate most susceptible to change in the near term is the allowance for loan losses.

The Company's critical accounting policies include the following:

Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at the lower of cost or fair value less estimated costs to sell. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition, with any resulting write-down charged against the allowance for loan losses. Any subsequent deterioration of the property is charged directly to real estate owned expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense as incurred. Income generated from the property, if any, is recorded as a reduction in its carrying value.

Interest on real estate, commercial and installments loans is accrued over the term of the loans on a level yield basis. The Company discontinues accruing interest on loans and reverses previously accrued amounts for loans that are more than 90 days past due. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status. In the event that a loan is classified as impaired in accordance with FASB 114, "Accounting by Creditors for impairment of a loan" before it is 90 days past due, the Company will discontinue accruing interest unless the loan is well secured and in the process of collection.

Nonrefundable loan origination fees, net of certain direct loan origination costs, are deferred and recognized as a yield adjustment over the life of the underlying loan. Any unamortized fees on loans sold are included as part of the gain/loss on sale of loans at time of sale.

An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, to monitor trends in loan delinquencies and charge-offs and to consider portfolio growth. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

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

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and will recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

FINANCIAL CONDITION

The Company's total assets at March 31, 2003 were $99,248,000 an increase of $4,130,000 from December 31, 2002. This increase was partially due to net proceeds of $2,483,000 resulting from the private placement of stock to two directors of the Company and other accredited investors during the first quarter 2003. The Bank is strategically maintaining its "well capitalized" status while continuing to focus on improving net interest income and overall profitability. The Bank's balance sheet has been reduced from historical levels primarily as a result of the sale of its Fort Wayne banking centers in the fourth quarter of 2001.

During the first quarter, the Bank's liquidity remained high. The Bank has significantly increased its use of funds as a result of $25,900,000 in maturities of the retained Fort Wayne certificates of deposit occurring during 2002 and the first quarter 2003. Due to the Company's current liquidity sources, the Company does not anticipate the need for any external funding to meet its operating needs.

The investment portfolio balances have decreased to $22,613,000 at March 31, 2003 from $26,666,000 at December 31, 2002. In an effort to improve earnings, the Bank sold $1,165,000 of its available for sale investments securities during the first quarter of 2003. These sales yielded a net gain of $21,000. Repayments of approximately $950,000 per month of the mortgage-backed-securities have also contributed to the decline in investments. The Bank has continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Despite decreases in the investment portfolio, the Bank's interest-bearing deposits within other banks increased $8,109,000 to $9,278,000 from $1,169,000 at December 31, 2002. The Bank's liquidity levels are sufficient to meet its operating needs.

The Bank's net loans increased $111,000 from December 31, 2002 to $56,706,000 at March 31, 2003. The Bank is concentrating on loan products that provide the opportunity for shorter maturity terms and variable rate pricing in an effort to continue to improve its interest rate sensitivity. However, the Bank is making efforts to originate enough loan volume to stabilize the portfolio holdings. Future growth is expected to increase in the commercial lending market as the Bank will focus more on this type of lending due to improved capital ratios of the Bank and the hiring of a new commercial loan officer. The Company also continues to concentrate retail lending efforts to home equity loans due to lower credit risks involved in loans secured by the borrower's primary residence. The Bank will continue to monitor closely its risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

                                                        MARCH 31,      DECEMBER 31,
                                                          2003             2002
        Residential mortgage loans:
         One-to-four family                           $ 25,946,054     $ 27,503,516
         Non Residential                                16,174,230       16,658,767
        Home equity loans                                3,248,052        3,187,104
        Consumer loans                                   6,444,943        6,757,173
        Commercial loans, including participations       6,670,478        4,206,223
                                                      ------------     ------------
         Less allowance for loan losses                 (1,777,527)      (1,717,072)
                                                      ------------     ------------
        Total loans receivable, net                   $ 56,706,230     $ 56,595,711
                                                      ============     ============


                                                           MARCH 31,    DECEMBER 31,
                                                             2003           2002
        Non-performing loans consist of the following:
         Non-accrual loans                                $2,841,025     $2,055,796
         Ninety (90) days past due                           878,710      1,951,972
                                                          ----------     ----------

        Total non-performing loans                        $3,719,735     $4,007,768
                                                          ==========     ==========

        Non-performing loans to total loans                     6.36%          6.87%

Under-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain but the principal is considered collectible; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has not been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At March 31, 2003, the Bank reported approximately $2,841,000 in non-accrual loans, an increase of $785,000 from December 31, 2002, and $879,000 in loans ninety (90) days past due, a decrease of ($1,073,000) from December 31, 2002. The Bank maintains a reserve for loan losses to cover losses incurred when loans default. Loans are charged off when they are deemed uncollectible.

Loans in all categories are charged-off when the loan is 180 days past due or when management determines the loan to be a loss.

Total liabilities at March 31, 2003 were $87,034,000, an increase of $1,789,000 compared to $85,245,000 at December 31, 2002. Deposits at March 31, 2003 were $74,871,000 compared to $73,733,000 at December 31, 2002, an increase of $1,138,000. The Bank continues to focus efforts on attracting retail deposits, and to decrease its concentration of certificates.

Shareholders' equity at March 31, 2003 was $12,214,000, an increase of $2,341,000 compared to December 31, 2002. This increase is the result of net proceeds of $2,483,000 of the private placement of common stock in February 2003 offset by ($92,000) of unrealized losses within the Company's available-for-sale securities portfolio, net of income tax, combined with the Company's net loss of ($50,000).

Activity in the allowance for loan losses consists of the following:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              ----------------------------
                                                                  2003             2002
        Balance, beginning of period                          $ 1,717,072      $ 1,891,366
        Add:
          Provision for loan losses                                60,000           75,000
          Recoveries of loans previously charged off                2,716           53,933
          Less gross charge-offs:
            Residential real estate loans                                           (9,765)
            Consumer/commercial loans                              (2,261)         (58,678)
                                                              -----------      -----------

        Balance, end of period                                $ 1,777,527      $ 1,951,856
                                                              ===========      ===========

        Net charge-offs to total average loans outstanding           0.00%            0.08%

        Allowance to total average loans outstanding                 3.04%            2.70%

Allowance for loan losses at March 31, 2003 was $1,778,000, an increase of $60,000 from December 31, 2002. The Company's provision for loan losses for the quarter was $60,000 and its net charge-offs were approximately $0. An analysis of the allowance for loan losses is performed quarterly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the OTS guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent, is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances since management believes this will be representative of future losses inherent in the portfolio. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by management.

RESULTS OF OPERATIONS:  Three Months Ended March 31, 2003

During the three month period ended March 31, 2003, the Company's net loss was ($50,000) compared to a ($176,000) net loss reported for the three month period ended March 31, 2002. The Company's pre-tax loss was ($50,000) compared to ($307,000) for the three month period ended March 31, 2002. The Company's comparative performance showed an increase in net interest income before provision for loan loss of $198,000, a decrease in the provision for loan losses of $15,000, an increase in non-interest income of $52,000, an increase in non-interest expenses of $7,000, and a decrease in the income tax benefit of $132,000. The Company did not recognize a tax benefit for the three month period ended March 31, 2003.

The increase in net interest income before provision for loan losses resulted from a decrease in interest income of ($429,000), offset by a reduction in interest expense of ($626,000). The decrease in interest income was due to growth restrictions previously imposed by the OTS which resulted in a decrease in average loans outstanding. The variance of interest expense was a result of the sale of the Fort Wayne banking centers in December 2001. In the sale, the Bank received approximately $21,000,000 in cash, approximately $32,000,000 in deposits were retained by the Bank, of which $25,900,000 have since matured resulting in the reduction of interest expense.

Interest income and fees from loans decreased from $1,335,000 for the three month period ended March 31, 2002 to $1,025,000 for the three month period ended March 31, 2003. This decrease was comprised of an unfavorable variance of ($258,000) due to lower average loan balances of $13,981,000 and an unfavorable variance of ($52,000) due to a decrease of 36 basis points in the effective yield on loans. A significant portion of the volume variance is reflective of the growth restrictions previously imposed by the OTS. The reduction in yield is a combination of loans which repriced as market rates were declining and production of new loans at lower rates compared to seasoned portfolio average yields.

Interest income from investment securities decreased ($83,000) to $255,000 for the three months ended March 31, 2003, as compared to the three month period ended March 31, 2002. This decrease results from an unfavorable variance of ($48,000) from a decline in average investment balances of ($2,832,000) and an unfavorable variance of ($35,000) due to investment yields being 79 basis points lower. The average investment balances declined even though the Bank resumed purchasing securities to improve its interest income in 2002. The offset was due to increased repayment streams of mortgage-backed securities, the exercise of call options on agency securities, and sales of municipals in February 2003. The rate variance was the result of: the frequent and numerous rate reductions enacted by the Federal Reserve, a high rate of turnover due to increased prepayments on mortgage-backed securities, increase in the dollar amount of bonds being called, incremental portfolio growth and replacement of portfolio runoff with lower rate bonds.

Interest income from interest-bearing deposits held with other banks decreased ($32,000) from $47,000 for the three month period ended March 31, 2002 to $15,000 for the three month period ended March 31, 2003. This decrease contained an unfavorable variance of ($21,000) due to a decrease in average balances of ($5,340,000) and an unfavorable variance of ($11,000) due to a reduction in yield from 1.58% to .87%. The decline in average balances resulted in a shift to investment securities. The decline in yield is primarily due to the effect of the rate reductions by the Federal Reserve Bank, and the immediate impact of such reductions on liquid assets.

Interest expense on deposits decreased ($672,000) to $491,000 for the three month period ended March 31, 2003, compared to $1,163,000 for the three month period ended March 31, 2002. This decrease was comprised of favorable variances of ($487,000) due to a decrease in average deposit balances of ($38,324,000) and ($185,000) due to a decrease in average rates on deposits from 4.37% to 2.86%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The reduction in average deposit balances is a result of the Fort Wayne bank sale, maturities of high rate promotional certificates of deposits and a decline in public funds.

Interest expense on FHLB advances increased $45,000 from $39,000 for the three-month period ended March 31, 2002 to $84,000 for the three month period ended March 31, 2003. This increase was the result of an unfavorable variance of $111,000 due to an increase in the average borrowing balance of $8,151,000 resulting from the maturities of the Fort Wayne certificates of deposits, and a favorable variance of ($66,000) due to a reduction in rate from 5.45% to 3.06%.

For the three month period ended March 31, 2003, the provision for loan losses was $60,000 compared to $75,000 for the three month period ended March 31, 2002.

Total non-interest income was $164,000 for the three-month period ended March 31, 2003, compared to $112,000 for the three month period ended March 31, 2002. Service charges and fees were comparable to the three month period ended March 31, 2002. Gains on sale of available-for-sale securities increased $17,000 and gains on other assets increased from $4,000 to $38,000 when compared to the three month period ended March 31, 2002.

Non-interest expenses totaled $901,000 for the three month period ended March 31, 2003, compared to $894,000 during the three month period ended March 31, 2002. Salaries and benefits for the three month period ended March 31, 2003 were $390,000, an increase of $43,000 from the three month period ended March 31, 2002. Occupancy costs were comparable to the three month period ended March 31, 2002. Professional fees for the three-month period were $73,000 compared to $80,000 for the three month period ended March 31, 2002, a decrease of ($7,000). Bank fees and charges were reduced ($4,000) from the three month period ended March 31, 2002 to $13,000. Director fees for the three month period ended March 31, 2003 were $33,000 compared to $29,000 for the three month period ended March 31, 2002, an increase of $4,000. Costs associated with stationery, supplies and printing decreased by ($12,000) to $10,000 from $22,000 for the three month period ended March 31, 2002. Data processing costs increased $25,000 to $128,000 for the three month period ended March 31, 2003. The Company changed data processors in the fourth quarter 2002. The increase in data processing compared to the three months ended March 31, 2002 was due to the retention of the previous data processor running in tandem with the current data processor for the months of January and February 2003. Federal deposit insurance premiums decreased ($15,000) due to a decrease in the Bank's deposit base relating to the sale of the Fort Wayne branches. Other expenses decreased to $80,000 from $114,000 for three month period ended March 31, 2002.

CAPITAL RESOURCES AND LIQUIDITY

The Company is subject to regulation as a savings and loan holding company, and is subject to certain restrictions in its dealings with the Bank. The Bank is subject to the regulatory requirements applicable to a federal savings bank.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At March 31, 2003 the Bank satisfied all capital requirements.

On June 7, 2002, the Company entered into a stock purchase agreement with a group of investors for the sale of common stock. On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share or approximately $1,466,000 in the aggregate. Proceeds received totaled $1,401,148. As part of the stock purchase agreement, the Company obtained shareholder approval for a subsequent private placement of common stock in January 2003. In February 2003, the Company sold 546,348 shares of the Company's common stock to Russell Breeden, III and Wayne C. Ramsey, directors of the Company and other accredited investors at a price of $4.73 per share. The Company received net proceeds totaling $2,483,116.

At the time the Company was considering the private placements, the Company had lost $2,176,000 in 2001 and $3,132,886 for the nine months ended September 30, 2002, $2,429,081 of which was primarily attributable to the change in accounting principle related to the goodwill impairment. The Bank is currently designated by the Office of Thrift Supervision to be in "troubled condition." Prior to the private placements, it was not expected that the Company could grow or become profitable in the near term. The Company believed that the additional capital to be received by the Company in the private placements would permit it to grow and become profitable much sooner than it otherwise would.

Pursuant to the stock purchase agreement with the investors, Russell Breeden, III and Wayne C. Ramsey were elected to the Board of Directors of the Company for a term ending in 2003 and 2005, respectively.

The Company still expects to conduct its previously announced rights offering. The rights offering will only be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. The Company has filed a registration statement with respect to the rights offering but such registration statement has not been declared effective by the SEC. However, the Company could decide to cancel the rights offering.

The following is a summary of the Bank's regulatory capital and capital requirements at March 31, 2003 based on capital regulations currently in effect for savings institutions.

                                      TANGIBLE        CORE       RISK-BASED
                                       CAPITAL       CAPITAL      CAPITAL

       Regulatory capital             $   6,440     $   6,440     $   7,194
       Minimum capital requirement        1,440         2,880         4,741
                                      ---------     ---------     ---------
       Excess capital                 $   5,000     $   3,560     $   2,453
                                      =========     =========     =========

       Regulatory capital ratio            6.71%         6.71%        12.14%
       Required capital ratio              1.50%         3.00%         8.00%
                                      ---------     ---------     ---------
       Ratio excess                        5.21%         3.71%         4.14%
                                      =========     =========     =========

Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At March 31, 2003, its regulatory liquidity ratio was 32.16%.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. During the three months ended March 31, 2003, the Bank increased its use of funds as a result of $1,319,000 in maturities of the retained Fort Wayne certificates of deposit. Due to the Company's current liquidity sources, the Company does not anticipate the need for any external funding to meet its operating needs.

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

(c) Limitations on the Effectiveness of Controls. Our management, including our CEO and Controller, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

(d) CEO and Controller Certifications. Appearing immediately following the Signatures section of this report there are Certifications of the CEO and Controller. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

      There has been no change to matters discussed in Legal Proceedings in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

      On February 2, 2003, the Company sold 546,348 shares of common stock at a price of $4.73 per share or approximately $2,584,000 in aggregate, to Russell Breeden III, Wayne C. Ramsey and L. Gene Tanner and other accredited investors. The Company had reasonable grounds to believe the investors were accredited investors, capable of evaluating the merits and risks of this investment, and who acquired the shares for investment purposes. The transactions were private in nature, and the shares were issued in reliance upon Section 4(2) and /or Rule 506 promulgated under the Securities Act of 1933, as amended. Messrs. Breeden and Ramsey are directors of the Company.

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      A special meeting of the shareholders of the Company was held at Shelby County Bank, 29 E. Washington Street, Shelbyville, Indiana, on January 30, 2003 at 10:00 o'clock a.m. pursuant to the Notice of Special Meeting of Shareholders which was mailed on or about December 30, 2002, to all Shareholders of the Company of record as of the close of business on December 30, 2002. The only order of business for this meeting was to consider and vote upon the approval of the issuance of up to 546,348 shares of common stock in a private placement for $4.73 per share. The Secretary reported that 585,510 shares of common stock of Blue River Bancshares, representing approximately 76.3% of the shares voting at the meeting, were voted in favor of the approval of the proposed private placement, 177,058 shares were voted against and 3,975 shares abstained.

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) The exhibits to this Form 10-QSB are listed in the attached Exhibit Index.

      (b) The Company filed a Form 8-K on January 30, 2003, with the Securities and Exchange Commission announcing that the shareholders of the Company at a special meeting approved the issuance of up to 546,348 shares of the Company's common stock in a private placement for $4.73 per share.

      (c) The Company filed a Form 8-K on February 5, 2003, with the Securities and Exchange Commission announcing the closing of its private placement of 546,348 shares of the Company's common stock at $4.73 per share or approximately $2,584,000 in the aggregate.

                                   * * * * *

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                           Blue River Bancshares, Inc.



Date: May 15, 2003                      By: /s/ Patrice M. Lima
                                            -----------------------------
                                            Patrice M. Lima, Vice President,
                                            Controller
                                            (Principal Financial Officer & Chief
                                            Accounting Officer)

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

Date: May 15, 2003



                                               /s/ Patrice M. Lima
                                  ----------------------------------------------
                                  Patrice M. Lima, Vice President and Controller

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

Date: May 15, 2003

                                                 /s/  Steven R. Abel
                                       -----------------------------------------
                                       Steven R. Abel, Chief Executive Officer

                                  EXHIBIT INDEX
                              Document Description

Exhibit No.
-----------
   99(i)        Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99(ii)       Certification of Principal Financial Officer pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002