Form 10QSB
period 2003-06-30
BLUE RIVER BANCSHARES INC
filed 2003-08-12
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20552
                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2003, there were 2,406,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                                         Yes ___  No _X__

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                          PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.  FINANCIAL INFORMATION, (Unaudited):

              Item 1.      Consolidated Financial Statements:

                           Consolidated Statements of Financial Condition (Unaudited)
                           as of June 30, 2003 and December 31, 2002                                         3

                           Consolidated Statements of Operations (Unaudited) for the
                           three months ended June 30, 2003 and 2002                                         4

                           Consolidated Statements of Operations (Unaudited) for the
                           six months ended June 30, 2003 and 2002                                           5

                           Consolidated Statements of Cash Flows (Unaudited) for the
                           six months ended June 30, 2003 and 2002                                           6

                           Notes to Consolidated Financial Statements (Unaudited)                         7-11

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     12-20

              Item 3.      Controls and Procedures                                                          21

PART II.                   OTHER INFORMATION:                                                            22-23

              Item 1.      Legal Proceedings

              Item 2.      Changes in Securities and Use of Proceeds

              Item 3.      Defaults upon Senior Securities

              Item 4.      Submission of Matters to a Vote of Security Holders

              Item 5.      Other information

              Item 6.      Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                                              24

EXHIBIT INDEX                                                                                               25

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002


                                                                                (UNAUDITED)
                                                                                  JUNE 30,           DECEMBER 31,
ASSETS                                                                              2003                 2002
                                                                               -------------         ------------
Cash and due from banks                                                        $   1,833,006         $  2,269,908
Interest-bearing deposits with banks                                               7,269,884            1,169,170
Investment securities available for sale                                          30,445,007           26,407,360
Investment securities held to maturity                                               247,174              258,721
Loans receivable, net                                                             57,701,358           56,595,711
Stock of FHLB Indianapolis                                                         2,181,500            2,153,000
Accrued interest receivable                                                          668,039              582,016
Deferred income taxes                                                              1,956,485            1,899,346
Premises and equipment, net                                                        1,687,400            1,781,775
Real estate owned                                                                  1,961,628            1,627,505
Prepaid expenses and other assets                                                    389,958              373,454
                                                                               -------------         ------------

TOTAL ASSETS                                                                   $ 106,341,439         $ 95,117,966
                                                                               =============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits                                                                        81,690,984           73,732,754
  FHLB advances                                                                   11,000,000           11,000,000
  Accrued expenses and other liabilities                                           1,075,732               73,759
  Accrued interest payable                                                           377,689              438,675
                                                                               -------------         ------------
Total liabilities                                                                 94,144,405           85,245,188
                                                                               -------------         ------------

SHAREHOLDERS' EQUITY:
  Common stock, without par value:  2,406,150 and 1,859,802 shares
    issued and outstanding                                                        20,463,460           17,980,344
  Accumulated deficit                                                             (8,672,904)          (8,598,851)
  Unrealized gain on available for sale securities, net of income taxes              406,478              491,285
                                                                               -------------         ------------
Total shareholders' equity                                                        12,197,034            9,872,778
                                                                               -------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 106,341,439         $ 95,117,966
                                                                               =============         ============


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002


                                                                                  2003                2002
                                                                              -----------         -----------
INTEREST INCOME:
  Loans receivable                                                            $ 1,016,451         $ 1,252,069
  Securities                                                                      262,819             372,285
  Interest-bearing deposits                                                        21,460              30,243
  Dividends from FHLB                                                              28,228              33,548
                                                                              -----------         -----------
           Total interest income                                                1,328,958           1,688,145
                                                                              -----------         -----------
INTEREST EXPENSE:
  Interest expense on deposits                                                    475,094           1,070,608
  Interest expense on FHLB and other borrowings                                    85,009              34,377
                                                                              -----------         -----------
           Total interest expense                                                 560,103           1,104,985
                                                                              -----------         -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                              768,855             583,160
PROVISION FOR LOAN LOSSES                                                          60,000
                                                                              -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               708,855             583,160
                                                                              -----------         -----------
NON-INTEREST INCOME:
  Service charges and fees                                                         47,633              64,418
  Gain (Loss) on sale of securities, loans and other assets                       139,514              (9,519)
  Loss on disposal/impairment of premises and equipment                                --            (100,000)
  Other                                                                            51,170              36,078
                                                                              -----------         -----------
           Total non-interest income                                              238,317              (9,023)
                                                                              -----------         -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                  408,993             358,784
  Premises and equipment                                                          116,600             114,074
  Federal deposit insurance                                                        33,685              49,553
  Data processing                                                                  99,983             116,784
  Advertising and promotion                                                         9,588               4,973
  Bank fees and charges                                                            13,358              17,925
  Directors fees                                                                   33,450              28,950
  Professional fees                                                               110,477             105,698
  Stationery, supplies and printing                                                14,079              20,177
  Other                                                                           131,002             134,216
                                                                              -----------         -----------
           Total non-interest expense                                             971,215             951,134
                                                                              -----------         -----------
LOSS BEFORE INCOME TAX BENEFIT                                                    (24,043)           (376,997)
INCOME TAX BENEFIT                                                                      0            (155,664)
                                                                              -----------         -----------
NET LOSS before cumulative effect of change in accounting principle               (24,043)           (221,333)
Cumulative effect of change in accounting principle                                    --           2,429,081
                                                                              -----------         -----------
NET LOSS                                                                      $   (24,043)        $(2,650,414)
                                                                              ===========         ===========
Basic and diluted loss per share before change in accounting principle        $     (0.01)        $     (0.14)
Cumulative effect of change in accounting principle                                    --               (1.57)
                                                                              -----------         -----------
Basic and diluted loss per share                                              $     (0.01)        $     (1.71)
                                                                              ===========         ===========


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002


                                                                                  2003                2002
                                                                              -----------         -----------
INTEREST INCOME:
  Loans receivable                                                            $ 2,041,617         $ 2,586,843
  Securities                                                                      517,903             710,276
  Interest-bearing deposits                                                        35,961              77,240
  Dividends from FHLB                                                              56,228              65,401
                                                                              -----------         -----------
           Total interest income                                                2,651,709           3,439,760
                                                                              -----------         -----------
INTEREST EXPENSE:
  Interest expense on deposits                                                    966,076           2,233,282
  Interest expense on FHLB and other borrowings                                   169,084              73,225
                                                                              -----------         -----------
           Total interest expense                                               1,135,160           2,306,507
                                                                              -----------         -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                                        1,516,549           1,133,253
PROVISION FOR LOAN LOSSES                                                         120,000              75,000
                                                                              -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                                        1,396,549           1,058,253
                                                                              -----------         -----------
NON-INTEREST INCOME:
  Service charges and fees                                                         99,452             123,972
  Gain / (Loss) on sale of securities, loans and other assets                     198,808                (959)
  Loss on disposal/impairment of premises and equipment                                --            (100,000)
  Other                                                                           103,683              79,936
                                                                              -----------         -----------
           Total non-interest income                                              401,943             102,949
                                                                              -----------         -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                  798,733             705,606
  Premises and equipment                                                          231,855             230,202
  Federal deposit insurance                                                        76,965             108,321
  Data processing                                                                 234,871             219,926
  Advertising and promotion                                                        21,486              12,104
  Bank fees and charges                                                            26,656              35,144
  Directors fees                                                                   66,900              57,900
  Professional fees                                                               183,375             185,215
  Stationery, supplies and printing                                                24,575              42,857
  Other                                                                           207,130             248,074
                                                                              -----------         -----------
           Total non-interest expense                                           1,872,546           1,845,349
                                                                              -----------         -----------
LOSS BEFORE INCOME TAX BENEFIT                                                    (74,054)           (684,147)
INCOME TAX BENEFIT                                                                      0            (286,630)
                                                                              -----------         -----------
NET LOSS before cumulative effect of change in accounting principle               (74,054)           (397,517)
Cumulative effect of change in accounting principle                                     0           2,429,081
                                                                              -----------         -----------
NET LOSS                                                                      $   (74,054)        $(2,826,598)
                                                                              ===========         ===========
Basic and diluted loss per share before change in accounting principle        $     (0.03)        $     (0.26)
Cumulative effect of change in accounting principle                                    --               (1.56)
                                                                              -----------         -----------
Basic and diluted loss per share                                              $     (0.03)        $     (1.82)
                                                                              ===========         ===========


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002


                                                                                       2003                 2002
                                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $    (74,054)        $ (2,826,598)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                                      287,131              293,780
    Cumulative effect of change in accounting principle                                      0            2,429,081
    Loss on disposal/impairment of premises and equipment                                    0              100,000
    Provision for loan losses                                                          120,000               75,000
    (Gain)/Loss on sales of available-for-sale securities                             (160,618)              (4,200)
    (Gain)/Loss on sales of premises and equipment and other assets                    (38,189)               1,088
  Changes in assets and liabilities:
    Accrued interest receivable                                                        (86,023)              20,640
    Other assets                                                                      (664,530)            (516,632)
    Other liabilities                                                                  940,987              894,236
                                                                                  ------------         ------------
           Net cash from operating activities                                          324,704              466,395
                                                                                  ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal repayments                                      (909,191)           7,347,517
  Principal maturities collected on securities                                       5,613,681            5,021,609
  Investment in FHLB Stock                                                             (28,500)                  --
  Capital expenditures                                                                  (7,701)              (1,901)
  Proceeds from sale of available-for-sale securities                                5,167,956            4,830,120
  Purchases of available-for-sale securities                                       (14,938,483)         (14,292,006)
                                                                                  ------------         ------------
           Net cash from investing activities                                       (5,102,238)           2,905,339
                                                                                  ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of FHLB advances and other borrowings                                              0           (2,500,000)
  Net change in deposits                                                             7,958,230           (7,042,434)
  Proceeds from issuance of stock, net of offering costs of $101,110                 2,483,116                   --
                                                                                  ------------         ------------
           Net cash from financing activities                                       10,441,346           (9,542,434)
                                                                                  ------------         ------------
NET DECREASE IN CASH AND EQUIVALENTS                                                 5,663,812           (6,170,700)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            3,439,078           15,037,328
                                                                                  ------------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $  9,102,890         $  8,866,628
                                                                                  ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                                                 $    831,230         $  1,536,564


See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002


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

      The accompanying consolidated interim financial statements at June 30, 2003, and for the three months ended June 30, 2003 and 2002, and the six month periods ended June 30, 2003 and 2002, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

      The following is a reconciliation of the weighted average common shares for the basic and diluted loss per share computations:

                                                                FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                 2003             2002
                                                               ---------        ---------
Basic earnings per share:
  Weighted average common shares                               2,315,092        1,549,913
                                                               =========        =========
Diluted earnings per share:
  Weighted average common shares and incremental shares        2,315,092        1,549,913
                                                               =========        =========


      During the six months ended June 30, 2003 and 2002, there were no incremental shares relating to the dilutive effect of stock options.

4.    STOCK BASED COMPENSATION

      At June 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                        2003                2002
Net loss:
  Net loss as reported                                            $     (74,054)      $  (2,826,598)
    Deduct total stock based employee compensation
      expense determined under fair value based method for
      all awards, net of related tax effects                            (67,768)            (63,952)
                                                                  -------------       -------------
  Pro forma, net loss                                             $    (141,822)      $  (2,890,550)
                                                                  =============       =============
Net loss per share:
  Basic loss per share                                            $       (0.03)      $       (1.82)
  Dilutive loss per share                                         $       (0.03)      $       (1.82)
Pro forma loss per share:
  Basic loss per share                                            $       (0.03)      $       (1.86)
  Dilutive loss per share                                         $       (0.03)      $       (1.86)


5.    INCOME TAXES

      During the fourth quarter of 2002, the Company recorded a valuation allowance against a portion of the deferred taxes because management concluded that it was more likely than not that a portion of the benefit associated with the deferred tax asset will not be realized. The Company has recorded a valuation allowance for deferred tax benefits that arose in the current year.

6.    COMPREHENSIVE INCOME

      In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income.

                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              -----------------------------
                                                                                 2003                2002
Net loss                                                                      $ (74,054)        $(2,826,598)
 Other comprehensive income before tax:
   Net unrealized gains/(losses) on available-for-sale securities                19,838             365,720
   Less:  reclassification adjustment for gains realized in net income         (160,618)             (4,200)
                                                                              ---------         -----------
   Other comprehensive income/(loss) before income taxes                       (140,780)            361,520
   Income tax expense/(benefit) related to items of other
    comprehensive income                                                        (55,973)            143,737
                                                                              ---------         -----------
    Other comprehensive income/(loss), net of tax                               (84,807)            217,783
                                                                              ---------         -----------
Comprehensive Loss                                                            $(158,861)        $(2,608,815)
                                                                              =========         ===========

7.    NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. SFAS 142, was effective for the Company January 1, 2002. Annual goodwill amortization of approximately $212,000 ceased on January 1, 2002. Management completed the assessment and evaluation process of determining the impairment of goodwill in accordance with SFAS 142 during the second quarter of 2002. The measurement of impairment was considered necessary as the Company had several consecutive quarters of losses.

      Based on the pattern of losses and a significant reduction in the market capitalization of the Company, an independent third party valuation specialist performed a valuation analysis of the Company. Management completed its assessment and determined that the goodwill was impaired in accordance with SFAS 142 during the second quarter of 2002. The measurement of the impairment resulted in a reduction of goodwill and a cumulative change in accounting principle of $2,429,081 recorded in the quarter ended June 30, 2002.

      Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," was issued in June 2001 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has determined that the effect, of this new standard on the consolidated financial statements is not material.

      Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Management has included the new disclosure requirements in its consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Loan commitments and commercial letters of credit are excluded from the scope of this interpretation. This interpretation will not have a material impact on its consolidated financial statements.

      Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April of 2003. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS
      133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 amends 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2002. The guidance is to be applied prospectively. Management does not anticipate the adoption of SFAS 149 to have a material impact on the consolidated financial statements.

      Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement will not have a material effect on its consolidated financial statements.

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

      On April 5, 2001, the OTS notified Shelby County Bank in writing that the business plan and budget submitted by the Bank had been approved. Although the Bank is no longer subject to the growth restrictions previously imposed by the OTS, the Bank may not make any significant changes to its business plan and budget without prior approval of the OTS. The Bank has submitted a revised business plan and budget to the OTS. This draft provides for the reasonable growth of the Bank utilizing the additional $1,500,000 of capital which has been contributed to the Bank during the second and third quarter 2002. On March 17, 2003 the OTS issued a letter stating no objection to the growth in the budget. However, there can be no assurances that the Bank will grow. In fact, depending on business conditions, the Bank's size may decrease.

10.   PRIVATE PLACEMENT

      On June 7, 2002, the Company entered into a stock purchase agreement with a group of investors for the sale of common stock. On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share, or approximately $1,466,000. In the aggregate, net proceeds totaled $1,401,148. As part of the stock purchase agreement, the Company sold in a subsequent closing 546,348 shares of the Company's common stock to the investors from the previous private placement and to individuals of high net worth identified by the initial investors at a price of $4.73 per share, or approximately $2,584,000 in the aggregate. The Company obtained shareholder approval for the subsequent private placement of common stock in January 2003 and received gross proceeds of $2,584,000 in February 2003. Offering costs were $101,110.

      Pursuant to the stock purchase agreement, two of the investors, Russell Breeden, III and Wayne C. Ramsey, were elected to the Board of Directors of the Company for a term ending in 2003 and 2005, respectively. At Blue River's annual meeting, the shareholders of Blue River re-elected Mr. Breeden to serve as a director of Blue River for a term ending in 2006. In addition, Mr. Breeden was appointed as chief executive officer of Blue River in July, 2003.

11.   ACQUISITION OF UNIFIED BANKING COMPANY

      On June 9, 2003, Blue River and Unified Financial Services, Inc. (Unified), Lexington, Kentucky, signed a stock purchase agreement pursuant to which Blue River will acquire the outstanding shares of Unified Banking Company , Lexington, Kentucky, a wholly-owned subsidiary of Unified. Under the terms of the agreement, Blue River will acquire all of the outstanding shares of common stock of Unified Banking Company for $8.2 million in cash. The acquisition is subject to the approval of the stockholders of Unified, approvals by regulatory authorities, financing contingencies and certain other conditions provided in the stock purchase agreement. The stock purchase agreement also contains a provision that, under certain circumstances, Blue River may be required to pay a $375,000 break-up fee to Unified.

12.   OFFERING OF SECURITIES

      In July 2003, the Company filed with the United States Securities and Exchange Commission a registration statement as amended, to issue a maximum amount of 1 million in equity securities. The Company cannot anticipate the success of the offerings included within the registration statement and the Company has the right at its sole discretion to cancel these offerings at any time.

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

Interest on real estate, commercial and installment loans is accrued over the term of the loans on a level yield basis. The Company discontinues accruing interest on loans and reverses previously accrued amounts for loans that are more than 90 days past due. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status. In the event that a loan is classified as impaired in accordance with FASB 114, "Accounting by Creditors for Impairment of a Loan" before it is 90 days past due, the Company will discontinue accruing interest unless the loan is well secured and in the process of collection.

Nonrefundable loan origination fees, net of certain direct loan origination costs, are deferred and recognized as a yield adjustment over the life of the underlying loan. Any unamortized fees on loans sold are included as part of the gain/loss on sale of loans at time of sale.

An analysis of the allowance for loan losses is performed monthly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, to monitor trends in loan delinquencies and charge-offs and to consider portfolio growth. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

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

FINANCIAL CONDITION:

The Company's total assets at June 30, 2003 were $106,341,000, an increase of $11,223,000 from December 31, 2002. This increase was primarily due to an increase in interest bearing deposits of $6,101,000 and an increase in available for sale investments of $4,038,000 resulting from a surge of customer deposits of $7,958,000. In addition, net proceeds of $2,483,000 resulting from the private placement of stock to two directors of the Company and other accredited investors occurred during the first quarter 2003. The Bank is strategically maintaining its "well capitalized" status while continuing to focus on improving net interest income and overall profitability. The Bank's balance sheet has been reduced from historical levels primarily as a result of the sale of its Fort Wayne banking centers in the fourth quarter of 2001.

During the second quarter, the Bank's liquidity remained high. The Bank has significantly increased its use of funds as a result of $26,075,000 in maturities of the retained Fort Wayne certificates of deposit occurring during 2002 and 2003. Due to the Company's current liquidity sources, the Company does not anticipate the need for any external funding to meet its operating needs.

The investment portfolio balances have increased to $30,692,000 at June 30, 2003 from $26,666,000 at December 31, 2002. The Bank sold $4,000,000 of its available-for-sale investments securities during the first and second quarters of 2003. These sales yielded a net gain of $161,000. The Bank purchased $14,900,000 in available-for-sale securities. The net increase of sales and purchases of investments was offset by payments of approximately $950,000 per month of held mortgage-backed-securities and a $1,000,000 FHLB Agency call. The Bank has continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

In addition to the increases in the investment portfolio, the Bank's interest-bearing deposits within other banks increased $6,101,000 to $7,270,000 from $1,169,000 at December 31, 2002. This increase is due to an increase in certificates of deposits.

The Bank's net loans increased $1,105,000 from December 31, 2002 to $57,701,000 at June 30, 2003. The Bank is concentrating on loan products that provide the opportunity for shorter maturity terms and variable rate pricing in an effort to continue to maintain its interest rate sensitivity position. However, the Bank is making efforts to originate additional loan volume. Continued growth is expected to increase in the commercial lending market as the Bank will focus more on this type of lending due to improved capital ratios of the Bank. Commercial loans have increased $5,006,000 from December 31, 2002 to June 30, 2003 as the Company hired an experienced commercial lender during the fourth quarter 2002. The Company also continues to concentrate retail lending efforts to home equity loans due to lower credit risks involved in loans secured by the borrower's primary residence. The Bank will continue to monitor closely its risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

                                                    JUNE 30,            DECEMBER 31,
                                                      2003                 2002
Mortgages
  One-to-four family                              $ 26,402,729         $ 27,503,516
  Non Residential                                   14,211,264           16,658,767
Home equity loans                                    4,066,825            3,187,104
Consumer loans                                       4,923,971            6,757,173
Commercial loans, including participations           9,212,030            4,206,223
Less allowance for loan losses                      (1,115,461)          (1,717,072)
                                                  ------------         ------------
Total loans receivable, net                       $ 57,701,358         $ 56,595,711
                                                  ============         ============


                                                       JUNE 30,         DECEMBER 31,
                                                         2003               2002
Non-performing loans consist of the following:
  Non-accrual loans                                   $1,025,551         $2,055,796
  Ninety (90) days past due                            1,551,874          1,951,972
                                                      ----------         ----------
Total non-performing loans                            $2,577,425         $4,007,768
                                                      ==========         ==========
Non-performing loans to total loans                         4.38%              6.87%


Under-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain but the principal is considered collectible; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has not been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At June 30, 2003, the Bank reported approximately $1,026,000 in non-accrual loans, a decrease of ($1,030,000) from December 31, 2002, and $1,552,000 in loans ninety (90) days past due, a decrease of ($400,000) from December 31, 2002. The Bank charged-off $754,000 of non-accrual and (90) days past due loans during the first and second quarters of 2003. The Bank maintains a reserve for loan losses to cover losses incurred when loans default. Loans are charged off when they are deemed uncollectible.

Loans in all categories are charged-off when the loan is 180 days past due or when management determines the loan to be a loss.

Total liabilities at June 30, 2003 were $94,144,000, an increase of $8,898,000, compared to $85,245,000 at December 31, 2002. Deposits at June 30, 2003 were $81,691,000 compared to $73,733,000 at December 31, 2002, an increase of $7,958,000. The Bank continues to focus efforts on attracting retail deposits. Additionally, during the second quarter of 2003, the Bank increased its concentration in certificates of deposit with anticipation of future loan growth.

Shareholders' equity at June 30, 2003 was $12,197,000, an increase of $2,324,000 compared to December 31, 2002. This increase is the result of net proceeds of $2,483,000 of the private placement of common stock in February 2003 offset by ($85,000) of unrealized losses within the Company's available-for-sale securities portfolio, net of income tax, combined with the Company's net loss of ($74,000).

Activity in the allowance for loan losses consists of the following:

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                          --------------------------------
                                                              2003               2002
Balance, beginning of period                              $ 1,717,072          $ 1,891,366
Add:
  Provision for loan losses                                   120,000               75,000
  Recoveries of loans previously charged off                   32,641               81,848
  Less:  Gross charge-offs:
    Residential real estate loans                             (15,955)              (9,765)
    Consumer/commercial loans                                (738,297)            (275,749)
                                                          -----------          -----------
Balance, end of period                                    $ 1,115,461          $ 1,762,700
                                                          ===========          ===========
Net charge-offs to total average loans outstanding               1.22%                0.29%
Allowance to total average loans outstanding                     1.89%                2.50%

Allowance for loan losses at June 30, 2003 was $1,115,000, a decrease of ($602,000) from December 31, 2002. The Company's provision for loan losses for the year was $120,000 and its net charge-offs were approximately $722,000. The reason for the decrease in the allowance was primarily due to the charge-offs of two non-performing loans totaling $657,000 during the second quarter of 2003. An analysis of the allowance for loan losses is performed monthly by management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the OTS guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances since management believes this will be representative of future losses inherent in the portfolio. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by management.

RESULTS OF OPERATIONS: Three Months Ended June 30, 2003

During the three month period ended June 30, 2003, the Company's net loss was ($24,000) compared to a ($2,650,000) net loss reported for the three month period ended June 30, 2002. Of the Company's net loss in 2002, ($2,429,000) was attributable to the write-off of goodwill due to the adoption of SFAS 142 and the resulting cumulative effect of the change in accounting principle related to the goodwill impairment. Therefore, the Company's pre-tax loss of ($24,000) for the three month period ended June 30, 2003 is compared to a net pre-tax loss of ($377,000) for the three month period ended June 30, 2002 before the change in accounting principle. The Company's comparative performance showed an increase in net interest income before provision for loan loss of $186,000, an increase in the provision for loan losses of $60,000, an increase in non-interest income of $247,000, an increase in non-interest expenses of $20,000, and a decrease in the income tax benefit of $156,000. The Company recorded a valuation reserve for the tax benefit for the three month period ended June 30, 2003.

The increase in net interest income before provision for loan losses resulted from a decrease in interest income of ($359,000), offset by a reduction in interest expense of ($545,000). The decrease in interest income was due to growth restrictions previously imposed by the OTS which resulted in a decrease in average loans outstanding. The variance of interest expense was a result of the sale of the Fort Wayne banking centers in December 2001. In the sale, the Bank received approximately $21,000,000 in cash. Approximately $32,000,000 in deposits were retained by the Bank, of which $26,056,000 have since matured resulting in the reduction of interest expense.

Interest income and fees from loans decreased from $1,252,000 for the three month period ended June 30, 2002 to $1,016,000 for the three month period ended June 30, 2003. This decrease was comprised of an unfavorable variance of ($213,000) due to lower average loan balances of $11,547,000 and an unfavorable variance of ($23,000) due to a decrease of 8 basis points in the effective yield on loans. A significant portion of the volume variance is reflective of the growth restrictions previously imposed by the OTS. The reduction in yield is a combination of loans which repriced as market rates were declining and production of new loans at lower rates compared to seasoned portfolio average yields.

Interest income from investment securities decreased ($109,000) to $263,000 for the three months ended June 30, 2003, as compared to the three month period ended June 30, 2002. This decrease results from an unfavorable variance of ($79,000) from a decline in average investment balances of ($7,244,000) and an unfavorable variance of ($30,000) due to investment yields being 23 basis points lower. The average investment balances declined even though the Bank resumed purchasing securities to improve its interest income in 2003. The offset was due to accelerated repayment streams of mortgage-backed securities, the call option of one agency security, and sales of municipals and agency securities during May and June 2003. The rate variance was the result of the frequent and numerous rate reductions enacted by the Federal Reserve, a high rate of turnover due to increased prepayments on mortgage-backed securities, increase in the dollar amount of bonds being called, incremental portfolio growth and replacement of portfolio runoff with lower rate bonds.

Interest income from interest-bearing deposits held with other banks decreased ($9,000) from $30,000 for the three month period ended June 30, 2002 to $21,000 for the three month period ended June 30, 2003. This decrease contained an unfavorable variance of ($1,000) due to a decrease in average balances of ($205,000) offset by an unfavorable variance of ($8,000) due to a reduction in yield from .83% to .61%. The decrease in average balances resulted in a shift to purchasing investment securities. The decline in yield is primarily due to the effect of the rate reductions by the Federal Reserve Bank, and the immediate impact of such reductions on liquid assets.

Interest expense on deposits decreased ($596,000) to $475,000 for the three month period ended June 30, 2003, compared to $1,071,000 for the three month period ended June 30, 2002. This decrease was comprised of favorable variances of ($378,000) due to a decrease in average deposit balances of ($32,516,000) and ($218,000) due to a decrease in average rates on deposits from 2.06% to 1.32%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The reduction in average deposit balances is a result of the maturities of the retained high interest rate Fort Wayne certificates of deposits and a decline in public funds.

Interest expense on FHLB advances increased $51,000 from $34,000 for the three-month period ended June 30, 2002 to $85,000 for the three month period ended June 30, 2003. This increase was the result of an unfavorable variance of $74,000 due to an increase in the average borrowing balance of $8,500,000 resulting from the maturities of the Fort Wayne certificates of deposits, and a favorable variance of ($23,000) due to a reduction in rate from 2.73% to 1.54%.

For the three month period ended June 30, 2003, the provision for loan losses was $60,000 compared to $0 for the three month period ended June 30, 2002.

Total non-interest income was $238,000 for the three-month period ended June 30, 2003, compared to ($9,000) for the three month period ended June 30, 2002. Service charges and fees decreased ($17,000) for the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002. Gains on sale of available-for-sale securities and other assets increased $149,000, and the positive variance of $100,000 in the loss on impaired assets represents the loss incurred on the Rampart property during the second quarter 2002. Other income increased from $36,000 to $51,000 for the three month period ended June 30, 2003.

Non-interest expenses totaled $971,000 for the three month period ended June 30, 2003, compared to $951,000 during the three month period ended June 30, 2002. Salaries and benefits for the three month period ended June 30, 2003 were $409,000, an increase of $50,000 from the three month period ended June 30, 2002. Occupancy costs were $117,000 an increase of $3,000 from the three month period ended June 30, 2002. Professional fees for the three-month period were $110,000 compared to $106,000 for the three month period ended June 30, 2002, an increase of $5,000. Bank fees and charges were reduced ($5,000) from the three month period ended June 30, 2002 to $13,000. Director fees for the three month period ended June 30, 2003 increased $4,000 when compared to the three month period ended June 30, 2002. Costs associated with stationery, supplies and printing decreased by ($6,000) to $14,000 from $20,000 for the three month period ended June 30, 2002. Data processing costs decreased ($17,000) to $100,000 for the three month period ended June 30, 2003. The Company changed data processors in the fourth quarter of 2002 and is currently realizing the impact of this change as a benefit in the expense category. Federal deposit insurance premiums decreased ($16,000) due to a decrease in the Bank's deposit base relating to the sale of the Fort Wayne branches. Advertising and promotions and other expenses increased to $141,000 from $139,000 for three month period ended June 30, 2002, an increase of $2,000.

RESULTS OF OPERATIONS: Six Months Ended June 30, 2003

During the six month period ended June 30, 2003, the Company's net loss was ($74,000) compared to a ($2,827,000) net loss reported for the six month period ended June 30, 2002. Of the Company's net loss in 2002, ($2,429,000) was attributable to the write-off of goodwill due to the adoption of SFAS 142 and the resulting cumulative effect of the change in accounting principle related to the goodwill impairment. Therefore, the Company's pre-tax loss of ($74,000) for the six month period ended June 30, 2003 is compared to a net pre-tax loss of ($684,000) for the six month period ended June 30, 2002 before the change in accounting principle. The Company's comparative performance showed an increase in net interest income before provision for loan loss of $384,000, an increase in the provision for loan losses of $45,000, an increase in non-interest income of $299,000, an increase in non-interest expenses of $28,000, and a decrease in the income tax benefit of $287,000. The Company did not recognize a tax benefit for the six month period ended June 30, 2003.

The increase in net interest income before provision for loan losses resulted from a decrease in interest income of ($788,000), partially offset by a reduction in interest expense of ($1,172,000).

Interest income and fees from loans decreased ($545,000) from $2,587,000 for the six month period ended June 30, 2002 to $2,042,000 for the six month period ended June 30, 2003. This decrease was comprised of an unfavorable variance of ($511,000) due to lower average loan balances of $13,904,000 and an unfavorable variance of ($34,000) due to a decrease in the effective yield on loans from 7.40% to 7.28%.

Interest income from investment securities decreased ($192,000) from $710,000 for the six month period ended June 30, 2002 to $518,000 for the six month period ended June 30, 2003. This decrease results in an unfavorable variance of ($113,000) due to a decrease in the average investment balances of ($4,900,000) and an unfavorable variance of ($79,000) due to investment yields being 62 basis points lower.

Interest income from interest-bearing deposits held within other banks decreased ($41,000) from $77,000 for the six month period ended June 30, 2002 to $36,000 for the six month period ended June 30, 2003. This decrease contains an unfavorable variance of ($30,000) due to a lower average interest-bearing deposit balance of ($3,828,000) and an unfavorable variance of ($11,000) due to a reduction in yield from 1.61% to 1.24%.

Interest expense on deposits decreased ($1,267,000) to $966,000 for the six month period ended June 30, 2003, compared to $2,233,000 for the six month period ended June 30, 2002. This decrease is comprised of favorable variances of ($877,000) due to a decrease in average deposit balances of ($36,697,000) relating to the maturities of the high interest yielding Fort Wayne certificates of deposits and ($390,000) due to a decrease in average rate on deposits from 4.23% to 2.79%.

Interest expense on FHLB advances increased $96,000 from $73,000 for the period ended June 30, 2002 to $169,000 for the six month period ended June 30, 2003. This increase was the result of an unfavorable variance of $394,000 due to an increase in the average borrowing balances of $8,325,000, and a favorable variance of ($298,000) due to a decrease in the average borrowing rate from 5.45% to 3.06%.

Total non-interest income was $402,000 for the six month period ended June 30, 2003, compared to $103,000 for the six month period ended June 30, 2002. Service charges and fees decreased ($25,000) for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002, due to the decrease in the deposit base. Gains on securities and other assets increased by $200,000 for the six month period ended June 30, 2003 when compared with the six month period ended June 30, 2002. The Bank sold $4,200,000 in its available for sale investment portfolio and recognized a gain of $161,000 from these sales. The positive variance of $100,000 in the loss on impaired assets represents the loss incurred on the Rampart branch facility which was marked down to market value during the second quarter 2002. Other non-interest income increased $24,000 from the six month period ended June 30, 2002 when compared to the six month period ended June 30, 2003.

Non-interest expenses totaled $1,873,000 for the six month period ended June 30, 2003, compared to $1,845,000 during the six month period ended June 30, 2002. Salaries and benefits for the six month period ended June 30, 2003 were $799,000, an increase of $93,000 from the six month period ended June 30, 2002. Occupancy costs were $232,000 an increase of $2,000 from the six month period ended June 30, 2002. Professional fees for the six month period were $183,000 compared to $185,000 for the six month period ended June 30, 2002, a decrease of ($2,000). Bank fees and charges were reduced ($8,000) from the six month period ended June 30, 2002 to $27,000. Director fees for the six month period ended June 30, 2003 increased $9,000 when compared to the six month period ended June 30, 2002. Costs associated with stationery, supplies and printing decreased by ($18,000) to $25,000 from $43,000 for the six month period ended June 30, 2002. Data processing costs increased $15,000 to $235,000 for the six month period ended June 30, 2003. The Company changed data processors in the fourth quarter 2002. The increase in data processing compared to the six month period ended June 30, 2002 was due to the retention of the previous data processor running in tandem with the current data processor for the months of January and February 2003. Federal deposit insurance premiums decreased ($31,000) due to a decrease in the Bank's deposit base relating to the sale of the Fort Wayne branches. Advertising and promotions and other expenses decreased to $228,000 from $260,000 for six month period ended June 30, 2002, a decrease of ($32,000).

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At June 30, 2003 the Bank satisfied all capital requirements.

On June 7, 2002, the Company entered into a stock purchase agreement with Russell Breeden, III, Wayne C. Ramsey and L. Gene Tanner for the sale of common stock. On September 17, 2002, the Company sold 309,889 shares of common stock at a price of $4.73 per share or approximately $1,466,000 in the aggregate. Proceeds received totaled $1,401,148. As part of the stock purchase agreement, the Company obtained shareholder approval for a subsequent private placement of common stock in January 2003. In February 2003, the Company sold 546,348 shares of the Company's common stock to Russell Breeden, III and Wayne C. Ramsey, directors of the Company and other accredited investors at a price of $4.73 per share. The Company received net proceeds totaling $2,483,116.

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

Pursuant to the stock purchase agreement with the investors, Russell Breeden, III and Wayne C. Ramsey were elected to the Board of Directors of the Company for a term ending in 2003 and 2005, respectively. Mr. Breeden was re-elected to serve as a director for a term ending in 2006 at the annual meeting of shareholders.

Mr. Breeden was appointed by the Board of Directors as the chief executive officer of Blue River in July, 2003.

The Company still expects to conduct its previously announced rights offering. The rights offering will only be made pursuant to an effective registration statement filed with the Securities and Exchange Commission. The Company filed an amended registration statement in July 2003 to issue a maximum amount of 1 million in equity securities pursuant to a rights offering and a community offering, but such registration statement has not been declared effective by the SEC. The Company cannot anticipate the success of the offerings included within the registration statement and the Company has the right at its sole discretion to cancel these offerings at any time.

The following is a summary of the Bank's regulatory capital and capital requirements at June 30, 2003 based on capital regulations currently in effect for savings institutions.

                                    TANGIBLE           CORE          RISK-BASED
                                     CAPITAL          CAPITAL         CAPITAL
                                    --------          -------        ----------
Regulatory capital                   $ 6,499          $ 6,499          $7,316
Minimum capital requirement            1,544            3,088           5,204
                                     -------          -------          ------
Excess capital                       $ 4,955          $ 3,411          $2,112
                                     =======          =======          ======

Regulatory capital ratio              6.31 %           6.31 %          11.25 %
Required capital ratio                1.50 %           3.00 %          8.00 %
                                     -------          -------          ------
Ratio excess                          4.81 %           3.31 %          3.25 %
                                     =======          =======          ======

Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At June 30, 2003, its regulatory liquidity ratio was 31.28%.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. Due to the Company's current liquidity sources, the Company does not anticipate the need for any external funding to meet its operating needs.

      PART I - ITEM 3

                             CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-QSB, are effective.

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

      The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there only can be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) CEO and Controller Certifications. Appearing as an exhibit to this report, there are Certifications of the CEO and Controller. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item of this report, which you are currently reading is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        On or about February 3, 2003, the Bank filed a complaint and a request for summary judgment motion in Shelby County Circuit Court against defendant Andrew S. Fansler. This action was taken to recover collateral transferred to Mr. Andrew S. Fansler from Steven Fansler, a borrower in default with Shelby County Bank and against whom the Bank had previously been awarded a summary judgment regarding the property transferred, among other assets. On May 6, 2003, Mr. Andrew Fansler filed his response to the complaint including a counter-claim stating that the complaint is frivolous, unreasonable and/or groundless and that Mr. Fansler should be entitled to an award of attorney fees and costs in defending the litigation. Management of the Bank believes that there is no merit to the counter-claims.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of the shareholders, held on May 13, 2003, in addition to the election of directors, the shareholders voted upon the one board proposal contained in Blue River's Proxy Statement dated April 16, 2003.

        The Board nominees were elected as directors with the following vote:

        Nominee                             For                    Withheld
        -------                             ---------              --------
        Steven R. Abel                      2,001,150               54,510
        Wendell L. Bernard                  2,002,670               53,040
        Russell Breeden, III                2,003,420               52,240

        The Board proposal was approved with following vote:

                                                Abstentions
                                                (Other Than      Broker
                                                   Broker          Non-
        Proposal     For          Against        Non-Votes)       Votes
        --------     ---------    -------       -----------      ------
                     2,029,662    25,998            0               0

        Board approval to

                ratify the appointment of
                Deloitte & Touche LLP as
                the Company's independent auditors.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibits to this Form 10-QSB are listed in the attached Exhibit Index.

        (b) Reports on Form 8-K.

                During the quarter ended June 30, 2003, Blue River filed the following reports on Form 8-K: a Form 8-K dated April 17, 2003, announcing that Blue River filed with Securities and Exchange Commission an amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2002; a Form 8-K dated May 13, 2003, reporting Blue River's financial results for the first quarter of 2003; and a Form 8-K dated June 10, 2003 announcing that Blue River has entered into a Stock Purchase Agreement with Unified Financial Services, Inc., pursuant to which Blue River will acquire the outstanding shares of common stock of Unified Banking Company, a wholly-owned subsidiary of Unified Financial Services, Inc.

                                    * * * * *

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereto duly authorized.

                                     Blue River Bancshares, Inc.



Date:  August 8, 2003                By: /s/ Patrice M. Lima
                                         ---------------------------------------
                                         Patrice M. Lima, Vice President,
                                         Controller (Principal Financial Officer
                                         & Chief Accounting Officer)

                                  EXHIBIT INDEX
                              Document Description

Exhibit No.
-----------

   31.1       Certification of the Principal Executive Officer pursuant to Rule
              15d-14(a) of the 1934 Act.

   31.2       Certification of Principal Financial Officer pursuant to Rule
              15d-14(a) of the 1934 Act.

   32.1       Certification of Principal Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

   32.2       Certification of Principal Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002