Form 10QSB
period 2003-09-30
BLUE RIVER BANCSHARES INC
filed 2003-11-05
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

              (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2003

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

As of November 5, 2003, there were 2,406,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                               Yes ( )  No (X)

                   BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I. FINANCIAL INFORMATION:

              Item 1.      Financial Statements:

                           Consolidated Statements of Financial Condition (Unaudited)
                           as of September 30, 2003 and December 31, 2002                                    3

                           Consolidated Statements of Operations (Unaudited) for the
                           three months ended September 30, 2003 and 2002                                    4

                           Consolidated Statements of Operations (Unaudited) for the
                           nine months ended September 30, 2003 and 2002                                     5

                           Consolidated Statements of Cash Flows (Unaudited) for the
                           nine months ended September 30, 2003 and 2002                                     6

                           Notes to Consolidated Financial Statements (Unaudited)                         7-11

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     12-21

              Item 3.      Controls and Procedures                                                          22

PART II.                   OTHER INFORMATION:                                                               23

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

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                                                                         (UNAUDITED)
                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                             2003             2002
ASSETS

Cash and due from banks                                                                 $    1,310,905   $    2,269,908
Interest-bearing deposits with banks                                                         3,402,744        1,169,170
Investment securities available for sale                                                    30,819,484       26,407,360
Investment securities held to maturity                                                         244,752          258,721
Loans receivable, net                                                                       65,554,589       56,595,711
Stock of FHLB Indianapolis                                                                   2,208,600        2,153,000
Accrued interest receivable                                                                    777,658          582,016
Deferred income taxes                                                                        2,134,780        1,899,346
Premises and equipment, net                                                                  1,648,449        1,781,775
Real estate owned                                                                            1,785,448        1,627,505
Prepaid expenses and other assets                                                              536,814          373,454
                                                                                        --------------   --------------

TOTAL ASSETS                                                                            $  110,424,223   $   95,117,966
                                                                                        ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                                                  85,443,343       73,732,754
  FHLB advances                                                                             11,000,000       11,000,000
  Accrued expenses and other liabilities                                                     1,482,488           73,759
  Accrued interest payable                                                                     525,469          438,675
                                                                                        --------------   --------------
Total liabilities                                                                           98,451,300       85,245,188
                                                                                        --------------   --------------
SHAREHOLDERS' EQUITY:
  Common stock, without par value: 2,406,150 and 1,859,802 shares
    issued and outstanding                                                                  20,463,460       17,980,344
  Accumulated deficit                                                                       (8,630,471)      (8,598,851)
  Unrealized gain on available for sale securities, net of income taxes                        139,934          491,285
                                                                                        --------------   --------------
Total shareholders' equity                                                                  11,972,923        9,872,778
                                                                                        --------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  110,424,223   $   95,117,966
                                                                                        ==============   ==============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                             2003             2002
                                                                                        --------------   --------------
INTEREST INCOME:
  Loans receivable                                                                      $    1,033,733   $    1,205,307
  Securities                                                                                   339,687          340,289
  Interest-bearing deposits                                                                      6,711           28,845
  Dividends from FHLB                                                                           27,112           33,917
                                                                                        --------------   --------------
           Total interest income                                                             1,407,243        1,608,358
                                                                                        --------------   --------------
INTEREST EXPENSE:
  Interest expense on deposits                                                                 490,743          960,929
  Interest expense on FHLB and other borrowings                                                 90,618           34,755
                                                                                        --------------   --------------
           Total interest expense                                                              581,361          995,684
                                                                                        --------------   --------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                           825,882          612,674
PROVISION FOR LOAN LOSSES                                                                       60,000           60,000
                                                                                        --------------   --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                            765,882          552,674
                                                                                        --------------   --------------
NON-INTEREST INCOME:
  Service charges and fees                                                                      57,635           53,041
  Gain (Loss) on sale of securities, loans and other assets                                     77,140          (30,200)
  Other                                                                                         42,741           45,774
                                                                                        --------------   --------------
           Total non-interest income                                                           177,516           68,615
                                                                                        --------------   --------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                               392,191          326,029
  Premises and equipment                                                                       116,153          110,859
  Federal deposit insurance                                                                     35,602           51,027
  Data processing                                                                               98,834          274,050
  Advertising and promotion                                                                      8,688            9,923
  Bank fees and charges                                                                         13,423           15,291
  Directors fees                                                                                33,450           33,150
  Professional fees                                                                             75,152           90,867
  Stationery, supplies and printing                                                             14,733            9,999
  Environmental                                                                                      0          111,819
  Other                                                                                        112,739          105,957
                                                                                        --------------   --------------
           Total non-interest expense                                                          900,965        1,138,971
                                                                                        --------------   --------------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                                         42,433         (517,682)
INCOME TAX BENEFIT                                                                                   0         (211,394)
                                                                                        --------------   --------------

NET INCOME INCOME (LOSS)                                                                $       42,433   $     (306,288)
                                                                                        ==============   ==============
Basic and diluted earnings (loss) per share                                             $         0.02   $        (0.18)
                                                                                        ==============   ==============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                             2003             2002
                                                                                        --------------   --------------
INTEREST INCOME:
  Loans receivable                                                                      $    3,075,350   $    3,792,151
  Securities                                                                                   857,590        1,050,565
  Interest-bearing deposits                                                                     42,672          106,086
  Dividends from FHLB                                                                           83,340           99,318
                                                                                        --------------   --------------
           Total interest income                                                             4,058,952        5,048,120
                                                                                        --------------   --------------

INTEREST EXPENSE:
  Interest expense on deposits                                                               1,456,819        3,194,208
  Interest expense on FHLB and other borrowings                                                259,702          107,982
                                                                                        --------------   --------------
           Total interest expense                                                            1,716,521        3,302,190
                                                                                        --------------   --------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                                                     2,342,431        1,745,930
PROVISION FOR LOAN LOSSES                                                                      180,000          135,000
                                                                                        --------------   --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                                                     2,162,431        1,610,930
                                                                                        --------------   --------------

NON-INTEREST INCOME:
  Service charges and fees                                                                     157,087          161,505
  Gain on sale of securities, loans and other assets                                           275,948           68,841
  Loss on disposal/impairment of premises and equipment                                              0         (100,000)
  Other                                                                                        146,424          141,219
                                                                                        --------------   --------------
           Total non-interest income                                                           579,459          271,565
                                                                                        --------------   --------------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                             1,190,924        1,031,634
  Premises and equipment                                                                       348,008          341,066
  Federal deposit insurance                                                                    112,567          159,348
  Data processing                                                                              333,705          493,976
  Advertising and promotion                                                                     30,174           22,028
  Bank fees and charges                                                                         40,079           50,434
  Directors fees                                                                               100,350           91,050
  Professional fees                                                                            258,527          276,078
  Stationery, supplies and printing                                                             39,308           52,597
  Environmental                                                                                                 111,819
  Other                                                                                        319,869          454,294
                                                                                        --------------   --------------
           Total non-interest expense                                                        2,773,511        3,084,324
                                                                                        --------------   --------------

LOSS BEFORE INCOME TAX BENEFIT                                                                 (31,621)      (1,201,829)
INCOME TAX BENEFIT                                                                                   0         (498,024)
                                                                                        --------------   --------------

NET LOSS before cumulative effect of change in accounting principle                     $      (31,621)  $     (703,805)
Cumulative effect of change in accounting principle                                                  0       (2,429,081)
                                                                                        --------------   --------------
NET LOSS                                                                                $      (31,621)  $   (3,132,886)
                                                                                        ==============   ==============
Basic and diluted loss per share before change in accounting principle                           (0.01)           (0.44)
Cumulative effect of change in accounting principle                                                  -   $        (1.96)
                                                                                        --------------   --------------
Basic and diluted loss per share                                                        $        (0.01)  $        (1.96)
                                                                                        ==============   ==============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                             2003            2002
                                                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $      (31,621)  $   (3,132,886)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation and amortization                                                              406,010          449,252
    Cumulative effect of change in accounting principle                                              -        2,429,081
    Loss on disposal/impairment of premises and equipment                                            -          100,000
    Provision for loan losses                                                                  180,000          135,000
    (Gain)/Loss on sales of available-for-sale securities                                     (229,407)          (4,200)
    (Gain)/Loss on sales of premises and equipment and other assets                            (46,541)           1,088
  Changes in assets and liabilities:
    Accrued interest receivable                                                               (195,642)          28,203
    Other assets                                                                              (655,360)        (498,250)
    Other liabilities                                                                        1,495,523        1,381,385
                                                                                        --------------   --------------
           Net cash from operating activities                                                  922,962          888,673
                                                                                        --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations, net of principal repayments                                            (9,332,406)      11,326,654
  Proceeds from sale of real estate owned                                                      512,671                -
  Principal maturities collected on securities                                               6,534,467        7,877,734
  Proceeds from sale of available-for-sale securities                                        9,482,230        4,830,120
  Purchases of available-for-sale securities                                               (20,963,669)     (14,292,006)
  Investment in FHLB Stock                                                                     (55,600)               -
  Capital expenditures                                                                         (19,789)         (36,955)
                                                                                        --------------   --------------
           Net cash (used in) from investing activities                                    (13,842,096)       9,705,547
                                                                                        --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  FHLB advances and other borrowings                                                         4,000,000                -
  Payment of FHLB advances and other borrowings                                             (4,000,000)      (2,500,000)
  Net change in deposits                                                                    11,710,589      (13,932,996)
  Proceeds from issuance of stock, net offering costs of $101,110 and $64,627                2,483,116        1,401,148
                                                                                        --------------   --------------
           Net cash (used in) from financing activities                                     14,193,705      (15,031,848)
                                                                                        --------------   --------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                              1,274,571       (4,437,628)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                    3,439,078       15,037,328
                                                                                        --------------   --------------
CASH AND EQUIVALENTS, END OF PERIOD                                                     $    4,713,649   $   10,599,700
                                                                                        ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                                                       $    1,264,811   $    2,430,964

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30,
2003 AND 2002
--------------------------------------------------------------------------------

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

         The accompanying consolidated interim financial statements at September 30, 2003, and for the three months ended September 30, 2003 and 2002, and the nine month periods ended September 30, 2003 and 2002, are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

3.       COMMON SHARE INFORMATION

         Loss per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

         The following is a reconciliation of the weighted average common shares for the basic and diluted loss per share computations:

                                           FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                           --------------------------   -------------------------
                                              2003            2002         2003           2002
Basic earnings (loss) per share:
  Weighted average common shares            2,406,150       1,667,480    2,345,445      1,594,352
                                            =========       =========    =========      =========
Diluted earnings (loss) per share:
  Weighted average common shares
    and incremental shares                  2,407,372       1,667,480    2,345,445      1,594,352
                                            =========       =========    =========      =========

         During the nine months ended September 30, 2003 and 2002, there were no incremental shares relating to the dilutive effect of stock options.

4.       STOCK BASED COMPENSATION

         At September 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                           -------------------------------   -------------------------------
                                               2003             2002             2003             2002
Net income (loss):
   Net income (loss) as reported           $       42,433   $     (306,288)  $      (31,621)  $   (3,132,886)
     Deduct total stock based
       employee compensation
       expense determined under fair
       value based method for all
       awards, net of related
       tax effects                                 (3,965)          (1,935)         (71,733)         (65,587)
                                           --------------   --------------   --------------   --------------
   Pro forma, net income (loss)            $       38,468   $     (308,223)  $     (103,354)  $   (3,198,473)
                                           ==============   ==============   ==============   ==============
Net earnings (loss) per share:
   Basic earnings (loss) per share         $         0.02   $        (0.18)  $        (0.01)  $        (1.96)
   Diluted earnings (loss) per share       $         0.02   $        (0.18)  $        (0.01)  $        (1.96)

Pro forma earnings (loss) per share:
   Basic earnings (loss) per share         $         0.02   $        (0.18)  $        (0.04)  $        (2.00)
   Diluted earnings (loss) per share       $         0.02   $        (0.18)  $        (0.04)  $        (2.00)

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

6.       COMPREHENSIVE INCOME (LOSS)

         In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income.

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             2003             2002
Net loss                                                                                $      (31,621)  $   (3,132,886)
 Other comprehensive income before tax:
   Net unrealized gains/(losses) on available-for-sale securities                             (353,836)         565,031
   Less: reclassification adjustment for gains realized in net income (loss)                  (229,407)          (4,200)
                                                                                        --------------   --------------
   Other comprehensive income/(loss) before income taxes                                      (583,243)         560,831
   Income tax expense/(benefit) related to items of other
    comprehensive income (loss)                                                               (231,892)         222,981
                                                                                        --------------   --------------
    Other comprehensive income/(loss), net of tax                                             (351,351)         337,850
                                                                                        --------------   --------------
Comprehensive Loss                                                                      $     (382,972)  $   (2,795,036)
                                                                                        ==============   ==============

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Loan commitments and commercial letters of credit are excluded from the scope of this interpretation. This interpretation will not have a material impact on the Company's consolidated financial statements.

         Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April of 2003. SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 amends 133 to reflect decisions that were made
         (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2002. The guidance is to be applied prospectively. Management has determined that the effect of this new standard on the consolidated financial statements is not material.

         Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement will not have a material effect on the Company's consolidated financial statements.

8.       SEGMENT INFORMATION

         In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, Community Banking.

9.       REGULATORY MATTERS

         Blue River and the Bank's regulator, the Office of Thrift Supervision, issued letters on September 22, 2003 which lifted the OTS' formal designation of Blue River and the Bank as being in "troubled condition." In a July 2000 and February 2001 letter, the OTS designated Blue River and the Bank, respectively, to be in "troubled condition." At that time, the OTS expressed supervisory concern relating to the Bank's management, operating losses, interest rate risk sensitivity, internal controls and loan documentation. After receiving the OTS letters, management focused on compliance with the restrictions imposed by the OTS letters and remediation of the concerns included in the OTS letters.

         Although the Bank is no longer subject to the growth restrictions previously imposed by the OTS, the Bank may not make any significant changes to its business plan and budget without the prior approval of the OTS. The Bank's business plan and budget provides for reasonable growth of the Bank utilizing the additional $1,500,000 of capital which has been contributed to the Bank during the second and third quarter of 2002. However, there can be no assurances that the Bank will grow. In fact, depending on business conditions, the Bank's size may decrease.

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

11.      ACQUISITION OF UNIFIED BANKING COMPANY

         On June 9, 2003, Blue River and Unified Financial Services, Inc. (Unified), Lexington, Kentucky, signed a stock purchase agreement pursuant to which Blue River will acquire the outstanding shares of Unified Banking Company, Lexington, Kentucky, a wholly-owned subsidiary of Unified. Under the terms of the agreement, Blue River will acquire all of the outstanding shares of common stock of Unified Banking Company for $8.2 million in cash. The acquisition remains subject to financing contingencies and certain other conditions provided in the stock purchase agreement. The financing contingency requires that Blue River obtain debt financing in the amount of $4.0 million. Blue River has a commitment letter from a financial institution indicating its commitment to provide Blue River with $4.0 million of financing. There is no guarantee, however, that Blue River will receive such financing. All necessary applications with the OTS have been approved and the stockholders of Unified Financial Services, Inc., the holding company of Unified Banking Company, approved the acquisition agreement between Blue River and Unified Financial Services. In addition, if Blue River does not raise a minimum of $3.5 million from the offerings, Blue River will not be able to acquire Unified Banking Company. There is no guarantee that Blue River will be able to raise $3.5 million from the offerings. Blue River has the right at its sole discretion to cancel these offerings at any time.

12.      OFFERING OF SECURITIES

         In September 2003, the Company's registration statement was declared effective by the United States Securities and Exchange Commission. The registration statement registers 1 million shares of Blue River's common stock for a rights offering and a community offering. The Company cannot anticipate the success of the offerings included within the registration statement and the Company has the right at its sole discretion to cancel these offerings at any time.

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

An analysis of the allowance for loan losses is performed monthly by Bank management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, to monitor trends in loan delinquencies and charge-offs and to consider portfolio growth. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Management establishes such specific reserves at or above minimum percentage allocations established by the Office of Thrift Supervision ("OTS") guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

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

FINANCIAL CONDITION:

The Company's total assets at September 30, 2003 were $110,424,000, an increase of $15,306,000 from December 31, 2002. This increase was primarily due to an increase in interest bearing deposits of $2,234,000 and an increase in available for sale investments of $4,412,000 resulting from a surge of customer deposits of $11,710,000. Loan volume also increased $8,959,000. Currently the Bank's principal intention is to focus on loan production. In addition, net proceeds of $2,483,000 resulting from the private placement of stock to two directors of the Company and other accredited investors occurred during the first quarter of 2003. The Bank is strategically maintaining its "well capitalized" status while continuing to focus on improving net interest income and overall profitability.

During the third quarter, the Bank's liquidity remained high. The Bank has significantly increased its use of funds as a result of $26,361,000 in maturities of the retained Fort Wayne certificates of deposit occurring during 2002 and 2003. These certificates of deposit were retained by the Bank as part of the sale of its Fort Wayne banking centers in 2001. Due to the Company's current liquidity sources, the Company does not anticipate the need for any external funding to meet its operating needs for the next twelve months.

The investment portfolio balances have increased to $31,064,000 at September 30, 2003 from $26,666,000 at December 31, 2002. The Bank sold $7,482,000 of its available-for-sale investments securities during the first second and third quarters of 2003. These sales yielded a net gain of $229,000. The Bank purchased $20,964,000 in available-for-sale securities. The net increase of sales and purchases of investments was offset by maturity payments received of approximately $726,000 per month of mortgage-backed-securities and two FHLB Agency calls of $1,000,000 each. The Bank has continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

In addition to the increases in the investment portfolio, the Bank's interest-bearing deposits with other banks increased $2,234,000 to $3,403,000 at September 30, 2003 from $1,169,000 at December 31, 2002. These increases are related primarily to increases in certificates of deposit.

The Bank's net loans increased $8,959,000 from December 31, 2002 to $65,555,000 at September 30, 2003. The Bank is concentrating on loan products that provide the opportunity for shorter maturity terms and variable rate pricing in an effort to continue to maintain its interest rate sensitivity position. The Bank's primary objective is to originate loan growth. Continued growth is expected to increase in the commercial lending market as the Bank will focus more on this type of lending due to improved capital ratios of the Bank. Commercial loans have increased $13,008,000 from December 31, 2002 to September 30, 2003 as the Company hired an experienced commercial lender during the fourth quarter 2002. The Company also continues to concentrate its retail lending efforts on home equity loans due to lower credit risks involved in loans secured by the borrower's primary residence. The Bank will continue to monitor closely its risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2003               2002
Mortgages
  One-to-four family                                        $26,276,451        $27,503,516
  Non Residential                                            14,830,103         16,658,767
Home equity loans                                             6,895,996          3,187,104
Consumer loans                                                4,394,348          6,757,173
Commercial loans, including participations                   14,246,833          4,206,223
Less allowance for loan losses                               (1,089,142)        (1,717,072)
                                                            -----------        -----------

Total loans receivable, net                                 $65,554,589        $56,595,711
                                                            ===========        ===========

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2003               2002
Non-performing loans consist of the following:
  Non-accrual loans                                         $   978,098        $ 2,055,796
  Ninety (90) days past due                                   1,243,723          1,951,972
                                                            -----------        -----------

Total non-performing loans                                  $ 2,221,821        $ 4,007,768
                                                            ===========        ===========

Non-performing loans to total loans                                3.33%              6.87%

Under-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain but the principal is considered collectible; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has not been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At September 30, 2003, the Bank reported approximately $978,000 in non-accrual loans, a decrease of ($1,078,000) from December 31, 2002, and approximately $1,244,000 in loans ninety (90) days past due and still accruing, a decrease of ($708,000) from December 31, 2002. The Bank charged-off $888,000 of non-accrual and (90) days past due loans during the first, second and third quarters of 2003. The Bank maintains a reserve for loan losses to cover losses incurred when loans default. Loans are charged off when they are deemed uncollectible.

Loans in all categories are charged-off when the loan is 180 days past due or when management determines the loan to be a loss.

Total liabilities at September 30, 2003 were $98,451,000, an increase of $13,206,000, compared to $85,245,000 at December 31, 2002. Deposits at September 30, 2003 were $85,443,000 compared to $73,733,000 at December 31, 2002, an increase of $11,710,000. The Bank continues to focus efforts on attracting retail deposits. Additionally, during the second and third quarters of 2003, the Bank increased its concentration in certificates of deposit with anticipation of future loan growth.

Shareholders' equity at September 30, 2003 was $11,973,000, an increase of $2,100,000 compared to December 31, 2002. This increase is the result of net proceeds of $2,483,000 of the private placement of common stock in February 2003 offset by a reduction of ($351,000) of unrealized gains within the Company's available-for-sale securities portfolio, net of income tax, combined with the Company's net loss of ($32,000).

Activity in the allowance for loan losses consists of the following:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            ------------------------------
                                                               2003               2002
Balance, beginning of period                                $ 1,717,072        $ 1,891,366
Add:
  Provision for loan losses                                     180,000            135,000
  Recoveries of loans previously charged off                     80,038            101,245
  Less: Gross charge-offs:
    Residential real estate loans                               (39,028)          (134,090)
    Consumer/commercial loans                                  (848,940)          (216,859)
                                                            -----------        -----------

Balance, end of period                                      $ 1,089,142        $ 1,776,662
                                                            ===========        ===========

Net charge-offs to total average loans outstanding                 1.34%              0.30%

Allowance to total average loans outstanding                       1.81%              2.60%

Allowance for loan losses at September 30, 2003 was $1,089,000, a decrease of ($628,000) from December 31, 2002. The Company's provision for loan losses for the year was $180,000 and its net charge-offs were approximately $808,000. The reason for the decrease in the allowance was primarily due to the charge-offs of two non-performing loans totaling $657,000 during the second quarter of 2003. An analysis of the allowance for loan losses is performed monthly by Bank management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, assess portfolio growth, and to monitor trends in loan delinquencies and charge-offs. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. Bank management establishes such specific reserves at or above minimum percentage allocations established by the OTS guidelines for each classification, including delinquent loans. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Bank management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS and multiplying such loss percentages to the Bank's distribution of portfolio balances since management believes this will be representative of future losses inherent in the portfolio. The calculated reserve is compared to the Bank's existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by Bank management.

RESULTS OF OPERATIONS:  Three Months Ended September 30, 2003

During the three month period ended September 30, 2003, the Company's profit was $42,000 compared to a ($306,000) net loss reported for the three month period ended September 30, 2002. The Company's pre-tax profit was $42,000 compared to a pre-tax loss of ($518,000) for the three month period ended September 30, 2002. The Company's comparative performance showed an increase in net interest income before provision for loan loss of $213,000, an increase in non-interest income of $109,000, a decrease in non-interest expenses of ($238,000), and a decrease in the income tax benefit of $211,000. The Company recorded a valuation reserve for the tax benefit for the three month period ended September 30, 2003.

The increase in net interest income before provision for loan losses resulted from a decrease in interest income of ($201,000), offset by a reduction in interest expense of ($414,000). The decrease in interest income was due to a decrease in the average balances of loans as a result of prior OTS restrictions on loan growth and declining interest rates on loans and interest bearing deposits. The variance of interest expense was partially the result of a declining interest rate environment and the sale of the Fort Wayne banking centers in December 2001. In the sale, the Bank received approximately $21,000,000 in cash. Approximately $32,000,000 in fixed rate certificate of deposits were retained by the Bank, of which $26,361,000 have since matured resulting in the reduction of interest expense as the concentration of the higher rate certificates of deposit mature and reprice at lower rates.

Interest income and fees from loans decreased from $1,205,000 for the three month period ended September 30, 2002 to $1,034,000 for the three month period ended September 30, 2003. This decrease was comprised of an unfavorable variance of ($50,000) due to lower average loan balances of $2,692,000 and an unfavorable variance of ($121,000) due to a decrease of 78 basis points in the effective yield on loans. A significant portion of the volume variance is reflective of the growth restrictions previously imposed by the OTS. The reduction in yield is a combination of loans which repriced as market rates were declining and production of new loans at lower rates compared to seasoned portfolio average yields.

Interest income from investment securities decreased ($1,000) to $339,000 for the three months ended September 30, 2003, as compared to the three month period ended September 30, 2002. This decrease results from a favorable variance of $26,000 from an increase in the average investment balances of $2,379,000 and an unfavorable variance of ($27,000) due to investment yields being 33 basis points lower. The average investment balances declined even though the Bank resumed purchasing securities to improve its interest income in 2003. The offset was due to accelerated repayment streams of mortgage-backed securities, the call option of one agency security, and sales of corporate securities during the third quarter 2003. The rate variance was the result of the frequent and numerous rate reductions enacted by the Federal Reserve, a high rate of turnover due to increased prepayments on mortgage-backed securities, increase in the dollar amount of bonds being called, incremental portfolio growth and replacement of portfolio runoff with lower interest rate bonds.

Interest income from interest-bearing deposits held with other banks decreased ($22,000) from $29,000 for the three month period ended September 30, 2002 to $7,000 for the three month period ended September 30, 2003. This decrease contained an unfavorable variance of ($16,000) due to a decrease in average balances of ($3,784,000) and an unfavorable variance of ($6,000) due to a reduction in yield from 1.67% to .87%. The decrease in average balances resulted in a shift to purchasing investment securities. The decline in yield is primarily due to the effect of the rate reductions by the Federal Reserve Bank, and the immediate impact of such reductions on liquid assets.

Dividend income from FHLB stock decreased ($7,000) to $27,000 for the three month period ended September 30, 2003, compared to $34,000 for the three month period ended September 30, 2002. This decrease consisted of a favorable variance of $1,000 due to an increase in the average balance of the stock as a portion of the dividend was paid in the form of capital stock and an unfavorable variance of ($8,000) due to the average rate declining from 6.25% to 4.88%.

Interest expense on deposits decreased ($470,000) to $491,000 for the three month period ended September 30, 2003, compared to $961,000 for the three month period ended September 30, 2002. This decrease was comprised of favorable variances of ($212,000) due to a decrease in average deposit balances of ($19,629,000) and ($258,000) due to a decrease in average rates on deposits from 3.97% to 2.55%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The reduction in average deposit balances is a result of the maturities of the retained high interest rate Fort Wayne certificates of deposits, a decline in public funds offset by an increase of lower interest rate certificate of deposits.

Interest expense on FHLB advances increased $56,000 from $35,000 for the three-month period ended September 30, 2002 to $91,000 for the three month period ended September 30, 2003. This increase was the result of an unfavorable variance of $136,000 due to an increase in the average borrowing balance of $9,932,000 resulting from the maturities of the Fort Wayne certificates of deposits, and a favorable variance of ($80,000) due to a reduction in rate from 5.44% to 2.85%.

For the three month period ended September 30, 2003, the provision for loan losses was $60,000 compared to $60,000 for the three month period ended September 30, 2002.

Total non-interest income was $178,000 for the three-month period ended September 30, 2003, compared to $69,000 for the three month period ended September 30, 2002. Service charges and fees increased $5,000 for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. Gains on sale of available-for-sale securities and other assets increased $107,000. Other income decreased from $46,000 to $43,000 for the three month period ended September 30, 2003.

Non-interest expenses totaled $901,000 for the three month period ended September 30, 2003, compared to $1,139,000 during the three month period ended September 30, 2002. Salaries and benefits for the three month period ended September 30, 2003 were $392,000, an increase of $66,000 from the three month period ended September 30, 2002. Occupancy costs were $116,000 an increase of $5,000 from the three month period ended September 30, 2002. Professional fees for the three-month period were $75,000 compared to $91,000 for the three month period ended September 30, 2002, a decrease of ($16,000). Bank fees and charges were reduced ($2,000) from the three month period ended September 30, 2002 to $13,000. Director fees for the three month period ended September 30, 2003 were unchanged from the three month period ended September 30, 2002. Costs associated with stationery, supplies and printing increased by $5,000 to $15,000 from $10,000 for the three month period ended September 30, 2002. Data processing costs decreased ($175,000) to $99,000 for the three month period ended September 30, 2003. Many of these costs were associated with the data processing conversion during the fourth quarter 2002 and were realized during the third quarter 2002. In addition, the Company is currently benefiting from the impact of this change as an improvement in the expense category. Federal deposit insurance premiums decreased ($15,000) due to a decrease in the Bank's deposit base relating to the sale of the Fort Wayne branches. Advertising and promotions and other expenses increased to $122,000 from $116,000 for three month period ended September 30, 2002, an increase of $6,000. Environmental remediation expenses during the three month period ended September 30, 2003 were zero compared to $112,000 during the third quarter 2002.

RESULTS OF OPERATIONS: Nine Months Ended September 30, 2003

During the nine month period ended September 30, 2003, the Company's net loss was ($32,000) compared to a ($3,133,000) net loss reported for the nine month period ended September 30, 2002. Of the Company's net loss in 2002, ($2,429,000) was attributable to the write-off of goodwill due to the adoption of SFAS 142 and the resulting cumulative effect of the change in accounting principle related to the goodwill impairment. Therefore, the Company's pre-tax loss of ($32,000) for the nine month period ended September 30, 2003 is compared to the pre-tax loss of ($1,202,000) for the nine month period ended September 30, 2002 before the change in accounting principle. The Company's comparative performance showed an increase in net interest income before provision for loan loss of $596,000, an increase in the provision for loan losses of $45,000, an increase in non-interest income of $308,000, a decrease in non-interest expenses of ($311,000), and a decrease in the income tax benefit of $498,000. The Company recorded a valuation reserve for the tax benefit for the nine month period ended September 30, 2003.

The increase in net interest income before provision for loan losses resulted from a decrease in interest income of ($989,000), partially offset by a reduction in interest expense of ($1,586,000).

Interest income and fees from loans decreased ($717,000) from $3,792,000 for the nine month period ended September 30, 2003 to $3,075,000 for the nine month period ended September 30, 2003. This decrease was comprised of an unfavorable variance of ($564,000) due to lower average loan balances of $10,160,000 and an unfavorable variance of ($153,000) due to a decrease in the effective yield on loans from 7.42% to 7.07%.

Interest income from investment securities decreased ($193,000) from $1,051,000 for the nine month period ended September 30, 2002 to $858,000 for the nine month period ended September 30, 2003. This decrease results in an unfavorable variance of ($87,000) due to a decrease in the average investment balances of ($2,533,000) and an unfavorable variance of ($106,000) due to investment yields being 50 basis points lower.

Interest income from interest-bearing deposits held within other banks decreased ($63,000) from $106,000 for the nine month period ended September 30, 2002 to $43,000 for the nine month period ended September 30, 2003. This decrease contains an unfavorable variance of ($41,000) due to a lower average interest-bearing deposit balance of ($3,362,000) and an unfavorable variance of ($22,000) due to a reduction in yield from 1.62% to 1.06%.

Dividend income from FHLB stock decreased ($16,000) to $83,000 for the nine month period ended September 30, 2003, compared to $99,000 for the nine month period ended September 30, 2002. This decrease consisted of a favorable variance of $2,000 due to an increase in the average balance of the stock as a portion of the dividend was paid in the form of capital stock and an unfavorable variance of ($18,000) due to the average rate declining from 6.17% to 5.12%.

Interest expense on deposits decreased ($1,737,000) to $1,457,000 for the nine month period ended September 30, 2003, compared to $3,194,000 for the nine month period ended September 30, 2002. This decrease is comprised of favorable variances of ($1,077,000) due to a decrease in average deposit balances of ($30,462,000) relating to the maturities of the high interest yielding Fort Wayne certificates of deposits and ($660,000) due to a decrease in average rate on deposits from 4.15% to 2.69%.

Interest expense on FHLB advances increased $152,000 from $108,000 for the period ended September 30, 2002 to $260,000 for the nine month period ended September 30, 2003. This increase was the result of an unfavorable variance of $452,000 due to an increase in the average borrowing balances of $8,864,000, and a favorable variance of ($300,000) due to a decrease in the average borrowing rate from 5.44% to 2.98%.

Total non-interest income was $579,000 for the nine month period ended September 30, 2003, compared to $271,000 for the nine month period ended September 30, 2002. Service charges and fees decreased ($4,000) for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002, due to the decrease in the deposit base. Net gains on securities and other assets increased by $207,000 for the nine month period ended September 30, 2003 when compared with the nine month period ended September 30, 2002. The Bank sold $7,482,000 in its available for sale investment portfolio and recognized a gain of $229,000 from these sales. The positive variance of $100,000 in the loss on impaired assets represents the loss incurred on the Rampart branch facility which was marked down to market value during the second quarter 2002. Other non-interest income increased $5,000 from the nine month period ended September 30, 2002 when compared to the nine month period ended September 30, 2003.

Non-interest expenses totaled $2,774,000 for the nine month period ended September 30, 2003, compared to $3,084,000 during the nine month period ended September 30, 2002. Salaries and benefits for the nine month period ended September 30, 2003 were $1,191,000, an increase of $159,000 compared to the nine month period ended September 30, 2002. Occupancy costs were $348,000 an increase of $7,000 from the nine month period ended September 30, 2002. Professional fees for the nine month period were $259,000 compared to $276,000 for the nine month period ended September 30, 2002, a decrease of ($17,000). Bank fees and charges were reduced ($10,000) from the nine month period ended September 30, 2002 to $40,000. Director fees for the nine month period ended September 30, 2003 increased $9,000 when compared to the nine month period ended September 30, 2002. Costs associated with stationery, supplies and printing decreased by ($13,000) to $39,000 from $52,000 for the nine month period ended September 30, 2002. Data processing costs decreased ($160,000) to $334,000 for the nine month period ended September 30, 2003. The Company changed data processors in the fourth quarter 2002. This decreased variance is in direct association with the data processing conversion during the fourth quarter 2002 as many of the costs were expensed during the third quarter 2002. In addition, the Company is currently benefiting from the impact of this change as an improvement in the expense category. Federal deposit insurance premiums decreased ($47,000) due to a decrease in the Bank's deposit base relating to the sale of the Fort Wayne branches. Advertising and promotions and other expenses decreased to $350,000 from $476,000 for nine month period ended September 30, 2002, a decrease of ($126,000). Environmental remediation expenses during the nine month period ended September 30, 2003 were zero compared to $112,000 during the nine months ended September 30, 2002.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets, as defined. At September 30, 2003 the Bank satisfied all capital requirements.

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

At the time the Company was considering the private placements, the Company had lost $2,176,000 in 2001 and $3,132,886 for the nine months ended September 30, 2002, $2,429,081 of which was primarily attributable to the change in accounting principle related to the goodwill impairment. The Bank, at that time was designated by the Office of Thrift Supervision to be in "troubled condition"; as of September 22, 2003 that designation has been lifted. Prior to the private placements, it was not expected that the Company would be restricted from growth in order to maintain its well capitalized status. The Company believed that the additional capital received by the Company in the private placements would permit it to grow and become profitable much sooner than it otherwise would.

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

On June 9, 2003, Blue River and Unified Financial Services, Inc. (Unified), Lexington, Kentucky, signed a stock purchase agreement pursuant to which Blue River will acquire the outstanding shares of Unified Banking Company, Lexington, Kentucky, a wholly-owned subsidiary of Unified. Under the terms of the agreement, Blue River will acquire all of the outstanding shares of common stock of Unified Banking Company for $8.2 million in cash. The acquisition remains subject to financing contingencies and certain other conditions provided in the stock purchase agreement. The financing contingency requires that Blue River obtain debt financing in the amount of $4.0 million. Blue River has a commitment letter from a financial institution indicating its commitment to provide Blue River with $4.0 million of financing. There is no guarantee, however, that Blue River will receive such financing. All necessary applications with the OTS have been approved and the stockholders of Unified Financial Services, Inc., the holding company of Unified Banking Company, approved the acquisition agreement between Blue River and Unified Financial Services. In addition, if Blue River does not raise a minimum of $3.5 million from the offerings, Blue River will not be able to acquire Unified Banking Company. There is no guarantee that Blue River will be able to raise $3.5 million from the offerings. Blue River has the right at its sole discretion to cancel these offerings at any time.

In September 2003, the SEC declared effective a registration statement filed by Blue River registering 1 million shares of common stock for a rights and community offering. The Company is currently conducting the rights offering and intends to conduct the community offering for any shares that are not subscribed for in the rights offering. The Company cannot anticipate the success of the rights and community offerings and the Company has the right at its sole discretion to cancel these offerings at any time.

The following is a summary of the Bank's regulatory capital and capital requirements at September 30, 2003 based on capital regulations currently in effect for savings institutions.

                                          TANGIBLE    CORE     RISK-BASED
                                          CAPITAL    CAPITAL     CAPITAL
Regulatory capital                        $ 6,909    $ 6,909    $ 7,767
Minimum capital requirement                 1,615      3,229      5,475
                                          -------    -------    -------
Excess capital                            $ 5,294    $ 3,680    $ 2,292
                                          =======    =======    =======
Regulatory capital ratio                     6.42%      6.42%     11.35%
Required capital ratio                       1.50%      3.00%      8.00%
                                          -------    -------    -------
Ratio excess                                 4.92%      3.42%      3.35%
                                          =======    =======    =======

Liquidity measures the Bank's ability to meet its savings withdrawals and lending commitments. Management believes that the Bank's liquidity is adequate to meet current requirements. The Bank maintains liquidity of at least 4% of net withdrawable assets. At September 30, 2003, its regulatory liquidity ratio was 17.54%.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiary. Due to the Company's current liquidity sources, the Company does not anticipate the need for any external funding to meet its operating needs for the next twelve months.

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

         PART II

         OTHER INFORMATION

         Item 1.  Legal Proceedings

                  There has been no change to matters discussed in Legal Proceedings in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 16, 2003.

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

                  (b) Reports on Form 8-K.

                           During the quarter ended September 30, 2003, Blue River filed the following report on Form 8-K: a Form 8-K dated August 21, 2003, reporting Blue River's financial results for the second quarter 2003.

                                    * * * * *

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereto duly authorized.

                                 Blue River Bancshares, Inc.

Date: November 5, 2003           By: /s/ Patrice M. Lima
                                     -------------------------------------------
                                     Patrice M. Lima, Vice President, Controller
                                    (Principal Financial Officer & Chief
                                     Accounting Officer)

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