Form 10KSB
period 2003-12-31
BLUE RIVER BANCSHARES INC
filed 2004-03-30
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

  [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended December 31, 2003.

  [ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____________to ___________

________________________________________________________________________________
                         COMMISSION FILE NUMBER 0-24501

                           BLUE RIVER BANCSHARES, INC.
________________________________________________________________________________

                 (Name of small business issuer in its charter)

            Indiana                                    35-2016637
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or  organization)

                29 E. Washington St., Shelbyville, Indiana 46176
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for the year ended December 31, 2003:    $ 3,717,000

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                   Yes [ ] No [X]

The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Market of NASDAQ on June 30, 2003 was $11,309,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,406,150 shares of common stock as of March 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2003): The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2003 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

FORM 10-KSB TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I
  Item  1 -       Description  of  Business....................................................       4
  Item  2 -       Description  of  Property....................................................      17
  Item  3 -       Legal  Proceedings...........................................................      19
  Item  4 -       Submission of Matters to a Vote of Security Holders .........................      20
PART II
  Item  5 -       Market for Common Equity, Related Stockholder Matters and Small..............      20
                  Business Issuer Purchases of Equity Securities
  Item  6 -       Management's Discussion and Analysis or Plan of Operation....................      20
  Item  7 -       Financial  Statements........................................................      20
  Item  8 -       Changes in and Disagreements with  Accountants on Accounting
                  and Financial Disclosure.....................................................      21
  Item 8A -       Controls and Procedures......................................................      21
PART III
  Item  9 -       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................      22
  Item 10 -       Executive Compensation ......................................................      22
  Item 11 -       Security Ownership of Certain Beneficial Owners and  Management and
                  Related Stockholder Matters..................................................      22
  Item 12 -       Certain Relationships and Related Transactions..............................       22
  Item 13 -       Exhibits and Reports on Form 8-K............................................       23
  Item 14 -       Principal Accountant Fees and Services.......................................      24
                  Signature Page...............................................................      25
                  Exhibits.....................................................................      26

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Blue River Bancshares, Inc. (the "Company" or "Blue River") was organized on March 18, 1997 for the purpose of acquiring or forming a bank to be headquartered in Shelbyville, Indiana. On February 5, 1998, the Company entered into an Agreement of Affiliation and Merger (the "Merger Agreement") with Shelby County Bancorp ("SCB" or the "Predecessor") and Shelby County Savings Bank (the "Bank") pursuant to which the Company would acquire the Bank through the merger of SCB into the Company (the "Merger").

In December 1998, the Bank announced its intention to expand into the Fort Wayne, Indiana market. The Bank received regulatory approval in 1999 and commenced operations in two locations in September 1999.

On December 31, 2001, the Company's wholly owned subsidiary, Shelby County Bank, completed the sale of its two Fort Wayne branches pursuant to a Branch Purchase and Assumption Agreement (the "Agreement") entered into with Community First Bank and Trust, an Ohio state-chartered bank ("Community"), on October 17, 2001. The Agreement provided for Community's assumption of certain deposit and other liabilities and purchase of certain assets of two branch offices of the Bank. Collectively, the "Branches" operated as First Community Bank, and were located at 7131 West Jefferson Boulevard, Fort Wayne, Indiana and 6154 Saint Joe Center Road, Fort Wayne, Indiana. Under the terms of the Agreement, Community acquired the loans, personal property, fixed assets, cash, records, and real property lease interests of the Branches. Also, Community assumed specific deposit and certain other liabilities of the Branches. The Bank retained approximately $33 million of time deposits. The transaction involved the purchase of approximately $31 million in assets and the assumption of approximately $11 million in liabilities. The difference between the assets and liabilities was offset by a cash payment from Community to the Bank of approximately $20 million. Community retained all the employees of the First Community Bank branches.

On June 9, 2003, the Company and Unified Financial Services, Inc. entered into a Stock Purchase Agreement pursuant to which the Company would acquire all of the outstanding shares of common stock of Unified Banking Company, a wholly-owned subsidiary of Unified Financial Services, Inc. On November 17, 2003 (effective November 1, 2003), the Company completed the acquisition of all of the outstanding shares of common stock of Unified Banking Company, located in Lexington, Kentucky.

The financial statements of the Company as of December 31, 2003 are presented on a consolidated basis, including the Company's two major subsidiaries, Shelby County Bank and Unified Banking Company, (collectively the "Banks").

COMMUNITY BANKING

Blue River's strategy is to operate as a holding company of community based financial institutions, each operating independently, with a decentralized governance structure. This strategy does not depend upon geographic or demographic factors. The strategy of Blue River is predicated upon the premise that each financial institution acquired by Blue River should have a positive impact on the stability and earnings of the Company. Therefore, the Company grants significant autonomy to its banking offices in developing, delivering and pricing its products at the local level.

The Company also emphasizes accountability by establishing standards that are tied to success measures at each banking subsidiary. The combination of this autonomy and accountability allows each of the Banks to provide personalized customer service and still remain attentive to the financial performance of the Company.

The Company believes that locally-managed banks can attract those customers who prefer to conduct business with a local institution that demonstrates an active interest in their business or personal financial affairs and can provide timely responses and personal attention by its executive officers. The Company intends for its Banks to maintain a strong commitment to community banking.

The Banks' offices are located in the Indiana cities of Shelbyville, Morristown and St. Paul in Shelby County, Indiana, and one office in the city of Lexington, Fayette County, Kentucky. The retail strategy of the Banks is to offer a wide range of basic banking products and services that are reasonably priced and easily understood by the customer. The Banks' commercial strategy centers on small to medium-sized businesses.

LENDING ACTIVITIES

The Banks offer short and long-term real estate, consumer, commercial and other loans to individuals and businesses in its market areas. While each loan must meet minimum underwriting standards established in the Banks' credit policies, lending officers are granted certain levels of autonomy in approving loans to assure that the Banks are responsive to competitive issues and community needs. The loan approval process also includes various levels of loan committees which have authority above those limits of individual officers. Again, the structure is such that customer service remains a priority while the appropriate oversight of credit quality and pricing is maintained.

Real estate loans provide interim and permanent financing for both single-family and multi-family properties, medium and short-term loans for commercial, agricultural and industrial property as well as consumer and commercial lines of credit secured by real estate. The Banks originate variable and fixed rate real estate mortgages. Each of the Banks maintain their own strategy in regard to residential real estate lending, but have the ability to retain the loans in its portfolio, sell the loans and retain servicing or sell the loans in the secondary markets.

Consumer loans include personal loans such as automobile loans and equity lines of credit. The Banks current consumer lending does not include the purchase of dealer paper, the purchase of consumer loan contracts or other "indirect" loans.

Agricultural loans are available solely to high credit worthy and local customers or to government guarantee programs. These loans comprise a small percentage of the current portfolios and are made only to serve the needs within the local communities. These loans consist of both real estate and operating lines of credit.

The overall portfolio mix in the banks is monitored to ensure that Qualified Thrift Lender status is maintained.

FUNDING SOURCES

The Company's current funding is from current liquid assets. Funding of the acquisition of Unified Banking Company was partially funded with a term loan from a commercial bank. This $4,000,000 loan is for a period of ten years. The first two years of payments are for interest only with the remaining eight years requiring a full amortization with principal and interest payments. The loan is secured by the capital stock of the Banks. The interest rate is tied to prime for the full term of the loan. The spread above prime can be adjusted downward based on performance criteria of the Banks. Further, a $500,000 deposit has been made at the lending bank which will be used for the initial principal and interest payments after the two year interest only period has lapsed.

The Banks offer traditional deposit products including checking, NOW, savings and time deposits. Additional funding sources include Federal Home Loan Bank borrowings for overnight, short-term and term loans. Deposits of the Banks are insured by the FDIC up to statutory limits.

GROWTH STRATEGY

The Company's growth strategy includes growing internally and expanding into new and complementary markets when opportunities may arise. The Company believes it has an infrastructure that will allow for growth.

CONSOLIDATED SERVICES

The Company provides general policy and management direction and specialized staff support services for the Banks. These services include Human Resources assistance and administration of employee benefit plans; internal auditing and regulatory compliance reviews; and loan review and credit administration services, including the evaluation of loan policy, individual credit reviews and portfolio reviews.

REGULATORY MATTERS

On July 10, 2000 the Office of Thrift Supervision (the "OTS") issued a letter which formally designated Shelby County Bank to be in "troubled condition" based upon the preliminary findings of the OTS' then ongoing examination of the Bank. On September 22, 2003, the OTS issued a letter which deemed Shelby County Bank to no longer be in "troubled condition" and stated that restrictions contained in their letter of July 10, 2000, no longer apply.

On February 7, 2001 the OTS issued a letter which formally designated Blue River Bancshares, Inc. to be in "troubled condition" pursuant to the results of a March 13, 2000 examination. On September 22, 2003, the OTS issued a letter which deemed Blue River Bancshares, Inc., to no longer be in "troubled condition" and stated that restrictions contained in the letter of February 7, 2001, no longer apply.

ENVIRONMENTAL MATTERS RELATING TO ST. PAUL PROPERTY

In August 1993, Shelby County Savings Bank discovered the presence of petroleum compounds in both the soil and groundwater underlying the property at the St. Paul branch of the Bank. A portion of the property was the site of a former gasoline station. The Bank engaged an environmental remediation firm to remove the "free product" (i.e., gasoline) which was floating on top of the water table at the St. Paul site. The cost of this clean-up work was approximately $10,000. On April 13, 1995, the Bank sold a portion of the St. Paul property to a resident of St. Paul, Indiana for nominal consideration. The Bank apprised the buyer of the environmental matters relating to the real estate sold, and the buyer released and indemnified the Bank from all future liability connected with environmental conditions on this property. There can be no assurance that a third party will not make a claim against the Bank with respect to the contamination on or originating from this portion of the St. Paul property or that if such a claim were made that the indemnification of the Bank by the buyer of the property would be sufficient to reimburse the Bank for any damages relating to such claim.

With respect to the portion of the St. Paul property still owned by Shelby County Bank, in early 1996, the Bank discovered the presence of diesel or fuel oil and gasoline constituents in the groundwater. In early 1997, a heating oil storage tank was removed from the ground and the area was remediated by excavating the soil surrounding the location of the tank and replacing it with granular fill material. An environmental remediation firm engaged by the Bank performed the tank removal and remediation.

In April 1998, Shelby County Bank began the process of submitting the St. Paul branch location into Indiana's Voluntary Remediation Program (the "VRP"). Again, the Bank engaged an environmental consultant to assist it in this process. After performing preliminary testing, the consultant informed the Bank that remediation would be necessary to remove diesel or fuel oil and gasoline constituents in the groundwater.

On June 26, 2002, the Bank submitted a Remediation Work Plan with respect to the St. Paul branch of the Bank which is currently entered in Indiana's Voluntary Remediation Program. The Work Plan addressed contaminants of concern in both the soil and groundwater, irrespective of the source of contaminants.

On February 24, 2004, the Indiana Department of Environmental Management ("IDEM") approved the Voluntary Remediation Work Plan ("RWP") submitted by the environmental consultant on behalf of the Bank. The RWP calls for eight quarters of closure sampling with all results showing stable or decreasing trends following system shutdown. The active remediation system was turned off on September 18, 2002. Since that time, the environmental consultant has completed five rounds of closure sampling. In each case the results have indicated stable or decreasing trends. Thus, in the event of three more rounds of positive closure sampling, the environmental consultant will be in a position to write a closure report requesting the issuance of the Certificate of Completion and Covenant Not to Sue.

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

SERVICE CORPORATION SUBSIDIARY

Shelby County Bank wholly owns two subsidiaries. First Tier One Corporation, an Indiana corporation, which held common stock issued by Intrieve, Inc., the Bank's previous data processing provider. Through March 1994, it offered tax-deferred annuity products. With the conversion of the data processing system, the stock in Intrieve was repurchased by Intrieve in 2003. The Shelby Group, Inc., an Indiana Corporation ("TSGI"), offered a full line of insurance products, including health, life, auto and medical insurance. The Bank ceased the operations of TSGI as of November 1, 1996. Unified Banking Company does not own any subsidiaries.

EMPLOYEES

As of December 31, 2003, the Banks employed 54 persons on a full-time basis and 9 persons on a part-time basis. Of the 54 full time employees, the Company employed 5 of them on a part-time basis. None of the Banks' employees are represented by a collective bargaining group. Management of the Company considers its employee relations to be good.

MARKET AREA

The Banks' primary service areas are Shelby County, Indiana which is located approximately 25 miles southeast of Indianapolis, Indiana, and the city of Lexington and Fayette County, Kentucky. The Banks also consider contiguous counties and surrounding areas to be service areas and intend to provide banking services into those surrounding markets.

According to the 2001 Census, Shelby County Indiana's population is 43,580, ranked 33rd of 92 Indiana counties. The population increased by 7.8% compared to the 1990 census. The population of Shelby County is projected to be the 32nd among the 92 counties in population growth projected to 2020. Shelby County businesses employed 23,210 full and part-time workers in 2001. The Shelby County total payrolls are comprised of 96.1% from non-farm employment, with the most prevalent segments being manufacturing, services, and retail. The unemployment rate in Shelby County was 4.8% in December 2002, compared to a state average of 4.7%.

Total deposits held by Shelby County financial institutions were $472 million at June 30, 2002, according to the FDIC/OTS Summary of Deposits Report.

Fayette County Kentucky's population according to the 2001 Census was 260,414, ranked 2nd of 120 Kentucky counties. The population has increased by 15.6% since the 1990 census and is estimated to increase by 4.85% by 2006. The civilian labor force of Fayette County was 147,226 in 2001. The Fayette County total payrolls are comprised of 99% from non-farm employment, with the most prevalent segments being government, services, retail and manufacturing. Over 40% of the workforce population was in management or professional related occupations. According to Work Force Development of Kentucky, the Fayette County unemployment rate was 3.0% compared to 5.6% for Kentucky.

Total deposits held by Fayette County financial institutions as of June 30, 2003 were $4.12 billion according to the FDIC/OTS Summary of Deposits report.

The Company's executive offices are located at 29 East Washington Street, P.O. Box 927, Shelbyville, Indiana 46176 and its telephone number is (317) 398-9721.

COMPETITION

The Company and the Banks face strong competition for deposits, loans and other financial services from numerous banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial services providers with which the Banks compete are not subject to the same degree of regulation as the Banks. Many of the financial institutions aggressively compete for business in the Banks' market areas. Many of these competitors have been in business for many years, have established customer bases and have substantially higher lending limits than the Banks. In addition, most of these entities have greater capital resources than the Banks, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Banks.

TAXATION

Federal Taxation. The Company and the Banks will file a consolidated federal income tax return on the accrual basis for each calendar year ending December
31. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Company generally would not be taken into account in determining the bad debt deduction allowed to the Bank, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction. The Company's federal income tax returns have not been audited.

Historically, savings associations, such as the Banks, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Banks are no longer able to use the percentage of taxable income method in computing its allocable tax bad debt deduction. The Banks are required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) excess dividends are paid out by the Banks.

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

On August 20, 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of this act repealed the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the Code. The provision requires thrifts to recapture any reserves accumulated after 1987 but generally forgives taxes owed. Thrift institutions have been given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and are permitted to delay the timing of this recapture for one or two years subject to whether they meet certain residential loan test requirements.

Income of the Banks appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Banks on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2003, approximately $1.1 million of the Banks, retained income represented bad debt deductions for which no federal income tax provision had been made.

State Taxation. Shelby County Bank is subject to Indiana's Financial Institutions Tax ("FIT") that is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. Unified Banking Company is subject to the Commonwealth of Kentucky Savings and Loan Tax that is imposed at a flat rate of ..10% or $1.00 on each $1,000 of deposits and capital.

The Company's state income tax returns have not been audited.

SUPERVISION AND REGULATION

GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the OTS, the Federal Deposit Insurance Corporation (the "FDIC"), the Indiana Department of Financial Institutions (the "Indiana DFI"), the Kentucky Department of Financial Institutions (the

"Kentucky DFI"), the Securities and Exchange Commission (the "Commission"), the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Banks and the public, rather than shareholders of the Banks or the Company.

Federal law and regulations establish supervisory standards applicable to the operation, management and lending activities of the Banks, including internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and loan-to-value ratios for loans secured by real property. The Banks will continue to comply with these requirements, and in some cases may apply more restrictive standards.

The following references to statutes and regulations are intended to summarize material effects of certain government regulation on the business of the Company and the Banks. Any change in government regulation may have a material adverse effect on the Company, the Banks and their operations.

REGULATION OF THE COMPANY UNDER HOLA

As the holding company for the Banks, the Company is regulated as a "multiple savings and loan holding company" within the meaning of Home Owners Loan Act (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company will be registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a multiple savings and loan holding company, the Banks are subject to certain restrictions in their dealings with the Company and with other companies affiliated with the Company.

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

As a multiple savings and loan holding company, the activities of the Company and the Banks are subject to certain restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana DFI. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana DFI.

Kentucky law permits any savings association holding company having its principal place of business in any state to acquire control of any Kentucky savings association or of any savings association holding company having its principal place of business in Kentucky, if the state wherein the savings association holding company has its principal place of business authorizes the acquisition of control of a savings association or savings association holding company in that state by a savings association holding company having its principal place of business in Kentucky under conditions substantially no more restrictive than those imposed by Kentucky law.

No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

REGULATION OF THE BANKS

The Banks are federally chartered Savings Association Insurance Fund ("SAIF") insured savings associations. As such, the Banks are subject to extensive regulation by the OTS and the FDIC. For example, the Banks must obtain OTS approval before they may engage in certain activities and must file reports with the OTS regarding their activities and financial condition. The OTS periodically examines the Banks' books and records and, in conjunction with the FDIC, due to SAIF insurance, in certain situations, has examination and enforcement powers. This supervision and regulation is intended primarily for the protection of depositors and federal deposit insurance funds. The semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits, is approximately $33,000 for Shelby County Bank and $14,000 for Unified Banking Company or an aggregate amount of $47,000.

The activities of the Banks are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act, as amended (the "FDI Act"). The Director of the OTS is authorized to promulgate regulations to ensure the safe and sound operation of savings associations and may impose various requirements and restrictions on the activities of savings associations.

FEDERAL HOME LOAN BANK SYSTEM. Shelby County Bank is a member of the FHLB of Indianapolis and Unified Banking Company is a member of the FHLB of Cincinnati. The FHLB System consists of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board, an independent agency, controls the FHLB System, including the FHLBs of Indianapolis and Cincinnati.

As a member of a FHLB, each Bank is required to purchase and maintain stock in the FHLB in which it is a member in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2003, Shelby County Bank's investment in stock of the FHLB of Indianapolis was $2,236,000 and Unified Banking Company's investment in stock of the FHLB of Cincinnati was $529,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 2003, dividends paid to Shelby County Bank by the FHLB of Indianapolis totaled approximately $111,000 and to Unified Banking Company by the FHLB of Cincinnati totaled approximately $5,000 or an aggregate amount of $116,000 for an annual rate of 5.11%.

SAVINGS ASSOCIATION REGULATORY CAPITAL. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of 1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2003, the Banks were in compliance with all capital requirements imposed by law.

The following is a summary of Shelby County Bank's regulatory capital and capital requirements at December 31, 2003:

                                                                              TOTAL
SHELBY COUNTY BANK                               TANGIBLE       CORE        RISK-BASED
FOR CAPITAL ADEQUACY PURPOSES                    CAPITAL       CAPITAL       CAPITAL
                                                       (DOLLARS IN THOUSANDS)
Bank amount                                     $   6,934     $  6,934      $    7,846
Required amount                                     1,648        3,296           5,828
                                                ---------     --------      ----------
Excess                                          $   5,286     $  3,638      $    2,018
                                                =========     ========      ==========
Bank ratio                                           6.31%        6.31%          10.77%
Required ratio                                       1.50%        3.00%           8.00%
                                                ---------     --------      ----------
Ratio excess                                         4.81%        3.31%           2.77%
                                                =========     ========      ==========

The following is a summary of Unified Banking Company's regulatory capital and capital requirements at December 31 2003.

UNIFIED BANKING COMPANY                          TANGIBLE       CORE       RISK-BASED
FOR CAPITAL ADEQUACY PURPOSES                    CAPITAL      CAPITAL        CAPITAL
                                                      (DOLLARS IN THOUSANDS)
Bank amount                                     $   5,309     $  5,309     $    5,942
Required amount                                     1,233        2,466          4,582
                                                ---------     --------     ----------
Excess                                          $   4,076     $  2,843     $    1,360
                                                =========     ========     ==========
Bank ratio                                           6.46%        6.46%         10.37%
Required ratio                                       1.50%        3.00%          8.00%
                                                ---------     --------     ----------
Ratio excess                                         4.96%        3.46%          2.37%
                                                =========     ========     ==========

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

DIVIDEND LIMITATIONS. An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under the regulation a savings association may be required to file an application, a notice or nothing at all prior to making a capital distribution. A savings association will be required to file an application prior to making a capital distribution if (i) the association is not eligible for expedited treatment under the applicable OTS regulations, (ii) the total amount of all of the associations capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds the association's net income for that year to date plus the association's retained net income for the preceding two years, (iii) the distribution, or (iv) the proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS (or the FDIC), or violate a condition imposed on the association in an OTS-approved application or notice. A savings association will be required to file a notice prior to making a capital distribution if: (i) the association would not be well capitalized following the distribution, (ii) the proposed capital distribution would reduce the amount of or retire any part of the associations common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital under the OTS regulations, or (iii) the association is a subsidiary of a savings and loan holding company. Neither an application nor a notice will be required to be filed by the savings association prior to making a capital distribution if none of the above criteria are met.

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

LOANS TO ONE BORROWER. The Banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2003, the Banks did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

QUALIFIED THRIFT LENDER. Savings associations must meet a QTL test. If the Banks maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as QTLs, the Banks will continue to enjoy full borrowing privileges from the FHLB. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2003, the Banks were in compliance with their QTL requirements, with approximately 86.32% of the assets of Shelby County Bank and 90.82% of the assets of Unified Banking Company invested in QTIs.

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

INSURANCE OF DEPOSITS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Banks and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF had been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law.

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

On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met. The FDIC assessment for Unified Banking Company for November and December 2003 was $6,000. The annual FDIC assessment for Shelby County Bank was $157,000 for 2003.

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal depository institution regulators are required to take certain mandatory supervisory actions, and may take certain discretionary supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. In addition, subject to a narrow exception, FDICIA generally requires the federal depository institution regulators to appoint a receiver or conservator for an institution that is critically undercapitalized.

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 2003, the Banks were categorized as "well capitalized," and not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure. However, there are no assurances that the Banks will maintain their "well capitalized" status.

Subject to certain exceptions, these capital ratios are generally determined on the basis of reports submitted by each depository institution and the reports of examination by each institution's appropriate federal depository institution regulatory agency. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan (which must include a holding company guarantee of performance); placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the holding company to divest certain subsidiaries including the institution; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver or conservator for the institution.

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

TRANSACTIONS WITH AFFILIATES. The Banks are subject to certain restrictions imposed by the Federal Reserve Act ("FRA") on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries, and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. These restrictions limit the aggregate amount of transactions with any individual affiliate to 10% of the Banks' capital and surplus, limit the aggregate amount of transactions with all affiliates to 20% of the Banks' capital and surplus, require that loans and certain other extensions of credit be secured by collateral in certain specified amounts and types, generally prohibit the purchase of low quality assets from affiliates and generally require that certain transactions with affiliates, including loans and asset purchases, be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Banks as those prevailing at the time for comparable transactions with nonaffiliated individuals or entities.

Also, the FRA prescribes certain limitations and reporting requirements on extensions of credit by the Banks to their directors and executive officers, to directors and executive officers of the Company and its subsidiaries, to principal shareholders of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. Among other things, the FRA, and the regulations thereunder, requires such loans to be made on substantially the same terms as those offered to unaffiliated individuals, place limits on the amount of loans the Bank may extend to such individuals and require certain approval procedures to be followed. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintains a correspondent relationship.

LIMITATIONS ON RATES PAID FOR DEPOSITS. Regulations promulgated by the FDIC pursuant to FDICIA limit the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FDICIA. The Banks do not believe that these regulations will have a materially adverse effect on its current operations.

COMMUNITY REINVESTMENT ACT MATTERS. Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating (outstanding, satisfactory, needs to improve, and substantial noncompliance) and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time homebuyers. The OTS has designated the Banks' record of meeting community credit as satisfactory.

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

CONSUMER BANKING. The Banks' business will include making a variety of types of loans to individuals. In making these loans, the Bank will be subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act and Home

Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. See "Supervision and Regulation -- Regulatory Developments." In receiving deposits, the Banks will be subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act and the FDI Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks, their directors and officers.

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

Kentucky law, however, does not permit de novo branching by out-of-state banks except under limited circumstances. An out-of-state bank may only establish a de novo branch in Kentucky if the laws of the home state of the out-of-state bank would reciprocally allow a Kentucky bank to establish a de novo branch in that state. Out-of-state banks may establish branches in Kentucky by acquisition.

FDIC regulations, which became effective April 1, 1996, impose certain limitations (and in certain cases, prohibitions) on (i) "golden parachute" severance payments by troubled depository institutions, their subsidiaries and affiliated holding companies to institution-affiliated parties (primarily directors, officers, employees or principal shareholders of the institution), and (ii) indemnification payments by a depository institution, their subsidiaries and affiliated holding companies, regardless of financial condition, to institution-affiliated parties. The FDIC regulations impose limitations on indemnification payments which could restrict, in certain circumstances, payments by the Company or the Banks to their respective directors or officers otherwise permitted under state law.

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

In August 1996, the Federal Reserve and the FDIC issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of the regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure.

The regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes.

The regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

The Gramm-Leach-Bliley Act modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Gramm-Leach-Bliley Act also requires an annual disclosure of an institutions privacy policy in addition to a disclosure at the time that a customer relationship is established.

On October 26, 2001, President Bush signed the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.

The Sarbanes-Oxley Act of 2002 implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (1) the creation of an independent accounting oversight board (2) auditor independence and restriction of non-audit services that accountants may provide to their audit clients (3) corporate governance and responsibility measures, including financial statement certifications by the Chief Executive Officer and Chief Financial Officer (4) increased oversight and enhancement of certain requirements relating to audit committees and how they interact with the Company's independent auditors, (5) requirements that audit committee members be independent and barred from accepting consulting, advisory, or other compensatory fees from the Company, (6) requirements that companies disclose whether one member of the audit committee is a "financial expert" (as defined by the SEC) and if not, why the audit committee does not have a financial expert
(7) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions and a prohibition on insider trading in black out periods (8) prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements,
(9) disclosure of a code of ethics and filing a Form 8K for a change or waiver of such code, and (11) enhanced penalties for fraud and other violations.

Additional legislation and administrative actions affecting the banking industry are being considered and in the future may be considered by the United States Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation or administrative action will be enacted or the extent to which the banking industry in general or the Company and the Banks in particular would be affected thereby.

FORWARD LOOKING STATEMENTS

A cautionary note about forward-looking statements. In its oral and written communication, the Company from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995.

 Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect", "may", "could", "intend", "project", "estimate", "believe" or "anticipate." The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may materially differ from those contained in the forward-looking statement. The discussion in the 2003 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause the Company's actual results to materially differ from those in any forward-looking statements. Your attention is directed to this discussion which can be found in
Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect the Company's future performance include changes in interest rates, the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other filings from time to time when considering any forward-looking statement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is located at 29 E. Washington Street, Shelbyville, Indiana, where it shares space with the Main Office of Shelby County Bank. The Company owns a building adjacent to its principal office which was acquired in 1998 and which has a current book value of $130,000. The Company owns the land upon which the Rampart Office of Shelby County Bank is located.

Facilities of the Company's subsidiary, Shelby County Bank, include its Main Office, Rampart Office, and St. Paul Office, which are owned and its Morristown Office which is leased. This lease expires on December 17, 2018.

Facilities of the Corporation's subsidiary, Unified Banking Company, include its Main Office which is leased. The lease for the Main Office expires on January 15, 2021.

In the opinion of management, the Banks' properties are adequately covered by insurance.

                                                                NET BOOK VALUE
                                                                  OF PROPERTY,    APPROXIMATE
                                                  YEAR OPENED     FURNITURE AND     SQUARE
DESCRIPTION AND ADDRESS                           OR ACQUIRED       FIXTURES        FOOTAGE
Shelbyville Main Office
29 East Washington St.                               1975       $    995,242        15,000

Shelbyville Rampart Office
34 Rampart Street                                    1995       $    561,080         3,000

Morristown Office (leased property)
127 East Main Street                                 1995       $     24,118         1,800

St. Paul Office
105 County Line Road                                 1989       $     47,258         1,476

Lexington Kentucky Office                            1999       $    660,324         8,472
2424 Harrodsburg Road (leased property)

ITEM 3. LEGAL PROCEEDINGS

In August 1993, Shelby County Savings Bank discovered the presence of petroleum compounds in both the soil and groundwater underlying the property at the St. Paul branch of the Bank. (See complete discussion of this proceeding in Item 1.)

On June 26, 2001, Shelby County Bank filed a complaint against Bruce H. Young in the Hamilton Superior Court for collection of a promissory note and against International Marine Drive, LLC on its guaranty of that note to foreclose its security interest in collateral of International Marine Drive. On August 24, 2001, the defendant, Mr. Bruce H. Young filed a counterclaim against the Bank seeking compensatory damages and other punitive damages for breach of contract, fraud, constructive fraud, promissory estoppel and violations of the Corrupt Business Influence Act. These claims are for an undisclosed amount. The counterclaim arises out of certain alleged actions taken by the Bank and Robert Reed in his capacity as former President and C.E.O. of the Bank. The counterclaim alleges, in part, that the Bank committed to make certain loans to International Marine Drive, LLC, which loans were never made. The Bank moved for summary judgment against Mr. Young on the note. Mr. Young was granted five months in which to conduct discovery and to prepare a response. Mr. Young subsequently made an application to extend that period until May 12, 2002. In January 2002 the Court denied the Bank's Motion to Strike Mr. Young's request for a jury trial. The case was on the Court's jury calendar for January 2003. In December 2002, the Bank entered into a mediation agreement to receive $375,000 from Mr. Young. A settlement agreement was signed on December 31, 2002 and the matter was dismissed by the Court on both the complaint and also the counter-claim in January, 2003. As of December 31, 2003, Shelby County Bank has received all payments from Mr. Young pursuant to the settlement.

On or about November 14, 2002, Shelby County Bank filed a complaint with the Shelby County Circuit Court against Custom Care Lawn Service, LLC and the guarantors of a certain promissory note which was in default and unpaid. Pursuant to this filing, the Bank requested a judgment for the amount due and foreclosure of its lien upon the collateral securing the note. On February 21, 2003, Custom Care Lawn Service, LLC and the guarantors answered defendant's claim and filed a counter-claim for damages. The counter claims, include: 1) breach of service contract; 2) failure to release a lien; 3) constructive fraud;
4) equitable estoppel; 5) mismanagement by the Bank; 6) frivolous claim; and 7) Fair Debt Collection Practices Act violations. Management of the Bank believes that there is no merit to the claims.

On or about February 3, 2003 Shelby County Bank filed a complaint with the Shelby County Circuit Court against defendant Andrew S. Fansler, First National Bank and Ameriana Bank and Trust. On January 2, 2002, Shelby County Bank obtained a judgment against Steven M. Fansler in regard to certain tracts of real estate. On January 22, 2002, Ameriana Bank and Trust obtained a judgment against Steven M Fansler. On or about January 24, 2002, Steven M. Fansler conveyed all right, title and interest in and to the real estate to his son Andrew S. Fansler. On or about January 24, 2002, Andrew S. Fansler granted a mortgage on the real estate to First National Bank. Shelby County Bank's complaint requests the court order foreclosing the judicial lien of Shelby County Bank and all garnishee defendants. On or about May 6, 2003 Andrew S. Fansler filed his response with the Shelby County Circuit Court. Mr. Fansler's response to the court includes counter-claims which allege that the Bank had to and accepted the purchase of the real estate and accepted sums in the total amount of $113,242 at the time of closing of Andrew Fansler purchase of the real estate. Further, Andrew Fansler's response alleged that the Bank's complaint is frivolous, unreasonable, and or groundless and Mr. Fansler is entitled to an award of his attorney fees and cost of defending this litigation. Management of the Bank believes that there is no merit to the counter-claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                  In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI" During 2003, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

                  As of March 24, 2004, there were 188 shareholders of record of Blue River common stock.

                  The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                2003                   2002
                                       --------------------    --------------------
                                         HIGH        LOW         HIGH         LOW
First Quarter                          $   4.89    $   4.25    $   5.50    $   4.15

Second Quarter                             4.88        4.35        5.23        4.40

Third Quarter                              5.80        4.55        4.88        4.26

Fourth Quarter                             6.70        4.90        4.90        4.25

                  The Company did not declare any dividend on its shares of common stock during 2003 or 2002. Future dividend payments by the Company are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Banks. See "Business-Supervision and Regulation". The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Pages 30 through 59 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein by reference in regard to this item.

ITEM 7. FINANCIAL STATEMENTS

                  Pages 60 through 87 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein by reference in regard to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and Controller concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and Controller, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Exhibits are being filed as part of this 10-KSB:

3(i)****                Articles of Incorporation
3(ii)******             Amended and Restated By-Laws
10.01*****              Registrant's Amended and Restated 1997 Directors' Stock Option Plan (1)
10.02*****              Registrant's Amended and Restated 1997 Key Employees' Stock Option Plan (1)
10.03**                 Registrant's 2000 Directors' Stock Option Plan (1)
10.04**                 Registrant's 2000 Key Employees' Stock Option Plan (1)
10.05**                 Registrant's 2000 Employee Stock Purchase Plan (1)
10.06**                 Registrant's First Amendment of 2000 Key Employees' Stock Option Plan
10.07*                  (1)
10.08*                  Registrant's 2002 Key Employees' Stock Option Plan (1)
                        Registrant's  Change in Control Agreement with Randy J. Collier (2)
10.09*                  Registrant's Employment Agreement with Lawrence T. Toombs
10.10***                Stock Purchase Agreement between Registrant and Unified Banking Company

10.11                   Depository Agreement
10.12                   Credit Agreement with Union Federal Bank
10.13                   Collateral Pledge Agreement with Union Federal Bank
13                      The Annual Report to Shareholders of the
                        Registrant for the year ended December 31, 2003
                        (Except for the pages and information thereof
                        expressly incorporated by reference in this Form
                        10-KSB, the Annual Report to Shareholders is
                        provided solely for the information of the
                        Securities and Exchange Commission and is not
                        deemed "filed" as part of this Form 10-KSB).
21                      Subsidiaries of the Registrant
31.1                    Certification for the Annual Report on Form 10-KSB by the Principal Executive Officer
31.2                    Certification for the Annual Report on Form 10-KSB by the Principal Financial Officer
32.1                    Certification of Principal Executive Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
32.2                    Certification of Principal Financial Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

*                       Incorporated by reference to Registrant's Form 8-K, filed on March 31, 2003.
**                      Incorporated by reference to Registrant's Form 10-KSB, filed April 2, 2001.
***                     Incorporated by reference to Registrant's Form 8-K, filed on June 10, 2003.
****                    Incorporated by reference to Registrant's Amendment No. 4 to the Registration
                        Statement on Form SB-2, File No. 333-48269 filed on June 22, 1998.
*****                   Incorporated by reference to Registrant's Amendment No. 2 to the Registration
                        Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998.
******                  Incorporated by reference to Registrant's Form 10-QSB, filed November 2002.

(1)      Management Compensatory Plan or Arrangement

(2)      Management Employment Contract

(b) The Company furnished or filed the following reports on Form 8-K during the three months ended December 31, 2003:

Report filed on October 1, 2003 containing a press release dated September 30, 2003, announcing the Office of Thrift Supervision's lifting of the Company's and Shelby County Bank's "troubled condition" designation.

Report filed on October 23, 2003, containing a press release announcing Blue River's financial results for the third quarter 2003.

Report filed on November 12, 2003, containing a press release announcing Blue River's closing of the exercise period and over-subscription of rights of the $4.5 million rights offering.

Report filed on November 19, 2003, containing a press release announcing the completion of the Company's acquisition of all the issued and outstanding common stock of Unified Banking Company, Lexington, Kentucky.

Report filed on December 3, 2003, containing Item 2 information on the acquisition of assets of Unified Banking Company. Item 7 information regarding financial statements and pro forma financial information relating to the acquisition, and the Company's Prospectus dated October 2, 2003 incorporated by reference. Also incorporated by reference, the stock purchase agreement dated June 8, 2003 by and between Blue River Bancshares, Inc. and Unified Financial Services, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                              Blue River Bancshares, Inc.
                                              (Registrant)

Date: March 30, 2004                          /s/ Lawrence T. Toombs
                                              --------------------------------
                                              Lawrence T. Toombs,
                                              President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2004                          /s/ Patrice M. Lima
                                              --------------------------------
                                              Patrice M. Lima
                                              Vice President & Controller
                                              (Principal Financial Officer)
                                              (Principal Accounting Officer)

Date: March 30, 2004                          /s/ Steven R. Abel
                                              --------------------------------
                                              Steven R. Abel,
                                              Chairman of the Board

Date: March 30, 2004                          /s/ Russell Breeden, III
                                              --------------------------------
                                              Russell Breeden, III
                                              Chief Executive Officer and
                                              Director (Principal Executive
                                              Officer)

Date: March 30, 2004                          /s/ D. Warren Robison
                                              --------------------------------
                                              D. Warren Robison, Senior Vice
                                              President, Secretary and Director

Date: March 30, 2004                          /s/ Wayne C. Ramsey
                                              --------------------------------
                                              Wayne C. Ramsey, Director

Date: March 30, 2004                          /s/ Wendell L. Bernard
                                              --------------------------------
                                              Wendell L. Bernard, Director

Date: March 30, 2004                          /s/ Ralph W. Van Natta
                                              --------------------------------
                                              Ralph W. Van Natta, Director

Date: March 30, 2004                          /s/ Peter G. DePrez
                                              --------------------------------
                                              Peter G. DePrez, Director

Date: March 30, 2004                          /s/ Michael J. Vaught
                                              --------------------------------
                                              Michael J. Vaught, Director

EXHIBIT INDEX

(a) The following Exhibits are being filed as part of this 10-KSB:

3(i)****                Articles of Incorporation
3(ii)******             Amended and Restated By-Laws
10.01*****              Registrant's Amended and Restated 1997 Directors' Stock Option Plan (1)
10.02*****              Registrant's Amended and Restated 1997 Key Employees' Stock Option Plan (1)
10.03**                 Registrant's 2000 Directors' Stock Option Plan (1)
10.04**                 Registrant's 2000 Key Employees' Stock Option Plan (1)
10.05**                 Registrant's 2000 Employee Stock Purchase Plan (1)
10.06**                 Registrant's First Amendment of 2000 Key Employees' Stock Option Plan
10.07*                  (1)
10.08*                  Registrant's 2002 Key Employees' Stock Option Plan (1)
                        Registrant's  Change in Control Agreement with Randy J. Collier (2)
10.09*                  Registrant's Employment Agreement with Lawrence T. Toombs
10.10***                Stock Purchase Agreement between Registrant and Unified Banking Company

10.11                   Depository Agreement
10.12                   Credit Agreement with Union Federal Bank
10.13                   Collateral Pledge Agreement with Union Federal Bank
13                      The Annual Report to Shareholders of the
                        Registrant for the year ended December 31, 2003
                        (Except for the pages and information thereof
                        expressly incorporated by reference in this Form
                        10-KSB, the Annual Report to Shareholders is
                        provided solely for the information of the
                        Securities and Exchange Commission and is not
                        deemed "filed" as part of this Form 10-KSB).
21                      Subsidiaries of the Registrant
31.1                    Certification for the Annual Report on Form 10-KSB by the Principal Executive Officer
31.2                    Certification for the Annual Report on Form 10-KSB by the Principal Financial Officer
32.1                    Certification of Principal Executive Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002
32.2                    Certification of Principal Financial Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002

*                       Incorporated by reference to Registrant's Form 10-KSB, filed on March 31, 2003.
**                      Incorporated by reference to Registrant's Form 10-KSB, filed April 2, 2001.
***                     Incorporated by reference to Registrant's Form 8-K, filed on June 10, 2003.
****                    Incorporated by reference to Registrant's Amendment No. 4 to the Registration
                        Statement on Form SB-2, File No. 333-48269 filed on June 22, 1998.
*****                   Incorporated by reference to Registrant's Amendment No. 2 to the Registration
                        Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998.
******                  Incorporated by reference to Registrant's Form 10-QSB, filed November 2002.

         (1)  Management Compensatory Plan or Arrangement

         (2)  Management Employment Contract