Form 10QSB
period 2004-03-31
BLUE RIVER BANCSHARES INC
filed 2004-05-13
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

             (X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

As of May 13, 2004, there were 3,406,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                                  Yes ___      No [X]

                            BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   NUMBER
                                                                                   -------
PART I.  FINANCIAL INFORMATION:

        Item 1.  Financial Statements:

                 Consolidated Statements of Financial Condition (Unaudited)
                 as of March 31, 2004 and December 31, 2003                              3

                 Consolidated Statements of Operations and Comprehensive Income
                 (Unaudited) for three months ended March 31, 2004 and 2003              4

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 three months ended March 31, 2004 and 2003                              5

                 Notes to Consolidated Financial Statements (Unaudited)                6-8

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            9-18

        Item 3.     Controls and Procedures                                             19

PART II.         OTHER INFORMATION:                                                     20

        Item 1.  Legal Proceedings

        Item 2.  Changes in Securities and Use of Proceeds

        Item 3.  Defaults upon Senior Securities

        Item 4.  Submission of Matters to a Vote of Security Holders

        Item 5.  Other information

        Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                          21

EXHIBIT INDEX                                                                           22


BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                             MARCH 31,       DECEMBER 31,
                                                                               2004              2003
ASSETS

Cash and due from banks                                                   $     2,623,003   $    6,609,803
Interest-bearing deposits with banks                                            4,598,059        1,192,500
                                                                          ---------------   --------------
 Cash and cash equivalents                                                      7,221,062        7,802,303
                                                                          ---------------   --------------
Investment securities available for sale                                       40,791,281       48,825,911
Investment securities held to maturity                                             24,309          134,663
Loans receivable, net of allowance for loan losses                            140,049,056      126,985,289
  of $1,674,693 and $1,681,005
Stock of FHLB                                                                   2,804,200        2,765,500
Accrued interest receivable                                                       923,037        1,008,822
Deferred income taxes                                                           2,636,184        2,749,610
Premises and equipment, net                                                     2,230,235        2,288,022
Real estate owned                                                               1,566,369        2,052,223
Prepaid expenses and other assets                                                 376,137          798,306
Core deposit intangible, net                                                      410,641          427,066
Goodwill                                                                        2,972,743        2,972,743
                                                                          ---------------   --------------
TOTAL ASSETS                                                              $   202,005,254   $  198,810,458
                                                                          ===============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                                     165,068,881      160,685,890
 FHLB advances and other borrowings                                            15,304,789       16,878,276
 Term debt                                                                      4,000,000        4,000,000
 Accrued expenses and other liabilities                                           655,553          715,253
 Accrued interest payable                                                         357,156          302,745
                                                                          ---------------   --------------
Total liabilities                                                             185,386,379      182,582,164
                                                                          ---------------   --------------

SHAREHOLDERS' EQUITY:
 Common stock, without par value: 3,406,150 shares issued
  and outstanding                                                              24,645,162       24,647,617
 Accumulated deficit                                                           (8,272,885)      (8,499,910)
 Unrealized gain on securities available for sale net of deferred taxes           246,598           80,587
                                                                          ---------------   --------------
Total shareholders' equity                                                     16,618,875       16,228,294
                                                                          ---------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   202,005,254   $  198,810,458
                                                                          ===============   ==============

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

                                                                               2004             2003
INTEREST INCOME:
 Loans receivable                                                         $    1,872,899   $    1,025,166
 Securities                                                                      446,758          255,084
 Interest-bearing deposits                                                         5,858           14,501
 Dividends from FHLB                                                              33,451           28,000
                                                                          --------------   --------------
      Total interest income                                                    2,358,966        1,322,751
                                                                          --------------   --------------

INTEREST EXPENSE:
 Interest expense on deposits                                                    626,194          490,982
 Interest expense on borrowings                                                  188,574           84,075
                                                                          --------------   --------------
      Total interest expense                                                     814,768          575,057
                                                                          --------------   --------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                           1,544,198          747,694
PROVISION FOR LOAN LOSSES                                                         97,500           60,000
                                                                          --------------   --------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            1,446,698          687,694
                                                                          --------------   --------------

NON-INTEREST INCOME:
 Service charges and fees                                                         76,944           51,819
 Gain on sale of securities                                                       97,563           21,228
 Other                                                                           146,957           90,579
                                                                          --------------   --------------
      Total non-interest income                                                  321,464          163,626
                                                                          --------------   --------------

NON-INTEREST EXPENSE:
 Salaries and employee benefits                                                  649,384          389,740
 Premises and equipment                                                          207,132          115,255
 Federal deposit insurance                                                        12,511           43,280
 Data processing                                                                 150,645          128,481
 Advertising and promotion                                                        17,797           11,898
 Bank fees and charges                                                            23,660           13,298
 Directors fees                                                                   58,450           33,450
 Professional fees                                                               112,560           72,898
 Stationery, supplies and printing                                                30,981           10,496
 Core deposit intangible                                                          16,425                -
 Other                                                                           261,592           82,535
                                                                          --------------   --------------
      Total non-interest expense                                               1,541,137          901,331
                                                                          --------------   --------------
NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                      227,025          (50,011)
INCOME TAX EXPENSE (BENEFIT)                                                           -                -
                                                                          --------------   --------------
NET INCOME (LOSS)                                                         $      227,025   $      (50,011)
                                                                          ==============   ==============
COMPREHENSIVE INCOME (LOSS)                                               $      393,036   $     (141,919)
                                                                          ==============   ==============
Basic and diluted earnings (loss) per share                               $         0.07   $        (0.02)
                                                                          ==============   ==============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

                                                                                                2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                         $      227,025   $      (50,011)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation and amortization                                                                   526,231          149,437
  Provision for loan losses                                                                        97,500           60,000
  FHLB stock dividend                                                                             (38,700)               -
  (Gain) on sales of securities                                                                   (97,563)         (21,228)
  (Gain) on sales other real estate owned                                                         (35,848)         (19,821)
 Changes in assets and liabilities:
  Accrued interest receivable                                                                      85,785          (21,959)
  Other assets                                                                                    424,921          288,143
  Other liabilities                                                                                (5,289)         651,177
                                                                                           --------------   --------------
      Net cash from operating activities                                                        1,184,062        1,035,738
                                                                                           --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan funded, net of collections                                                             (13,226,780)        (345,025)
  Principal maturities collected on available for sale securities                               2,294,689        2,676,713
  Principal maturities collected on held to maturity securities                                   110,354            2,307
  Proceeds from sales of real estate owned                                                        521,702           76,745
  Purchase of premises and equipment                                                              (15,898)               -
  Proceeds from sales of securities available-for-sale                                          9,575,112        1,165,213
  Purchases of securities available-for-sale                                                   (3,499,490)               -
                                                                                           --------------   --------------
      Net cash from investing activities                                                       (4,240,311)       3,575,953
                                                                                           --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net of offering costs of $101,110                                    -        2,483,116
  Additional offering costs from proceeds of rights offering                                       (2,455)               -
  Repayment of FHLB advances and other borrowings                                             (40,258,487)               -
  Proceeds from FHLB advances and other borrowings                                             38,685,000                -
  Net increase in deposits                                                                      4,050,950        1,137,822
                                                                                           --------------   --------------
      Net cash from financing activities                                                        2,475,008        3,620,938
                                                                                           --------------   --------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                  (581,241)       8,232,629

CASH AND EQUIVALENTS, Beginning of period                                                       7,802,303        3,439,078
                                                                                           --------------   --------------
CASH AND EQUIVALENTS, End of period                                                        $    7,221,062   $   11,671,707
                                                                                           ==============   ==============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly owned subsidiaries Shelby County Bank and Unified Banking Company (collectively the "Banks") and the wholly owned subsidiaries of Shelby County Bank. A summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2003 Annual Report to Shareholders.

      The accompanying consolidated interim financial statements at March 31, 2004, and for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, community banking.

2.    DESCRIPTION OF BUSINESS

      The Banks provide financial services to south central Indiana through its main office in Shelbyville and three other full service branches in Shelbyville, Morristown, and St. Paul, Indiana and to the city of Lexington, and Fayette County, Kentucky through one office located in Lexington, Kentucky.

      The Banks are subject to competition from other financial institutions and other financial services providers and are regulated by certain federal agencies and undergo periodic examinations by those regulatory authorities.

      On September 22, 2003, the Office of Thrift Supervision (the "OTS") issued a letter to Shelby County Bank indicating their "troubled condition" status (previously imposed by the OTS on July 10, 2000) had been lifted, and that restrictions associated with the "troubled condition" status had been removed. In a separate letter dated September 22, 2003, the OTS informed the Company that its "troubled condition" status (previously imposed by the OTS on February 7, 2001) had been lifted, and associated restrictions no longer applied.

3.    ACQUISITION

      On November 17, 2003, the Company acquired 100% of the issued and outstanding shares of stock of Unified Banking Company, a federal savings association with its principal office in Lexington, Kentucky from Unified Financial Services, Inc. The results of operations and financial position of Unified Banking Company were included in the Company's consolidated financial statements beginning November 1, 2003 as if the transaction was effective November 1, 2003.

      In connection with the acquisition, the Company paid cash of $8,200,000 to Unified Financial Services and $344,863 in acquisition related costs. As a condition of the acquisition, Unified Financial Services and certain of its affiliates are required to maintain an aggregate minimum amount of $8.5 million in non-interest bearing deposits at Unified Banking Company through November 2006.

      The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets acquired and liabilities assumed are being amortized over the estimated useful lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $2,972,743 was allocated to goodwill and is not deductible for tax purposes. Additionally, a core deposit intangible of $438,016 was recognized and is being amortized over approximately seven years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents                                     $  1,757,709
Investments                                                     22,124,689
Loans receivable, net of allowance of $633,297                  57,382,493
Other assets                                                     1,539,652
Core deposit intangible                                            438,016
Goodwill                                                         2,972,743
                                                              ------------
Total assets acquired                                         $ 86,215,302
                                                              ------------
Deposits                                                      $ 73,364,574
Borrowed funds                                                   3,931,924
Other liabilities                                                  373,941
                                                              ------------
Total liabilities acquired                                    $ 77,670,439
                                                              ------------
Net assets acquired                                           $ 8,544,863
                                                              ============

4.    COMMON SHARE INFORMATION

      Earnings (loss) per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings (loss) per share computations:

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ----------------------------
                                                                               2004               2003
Basic earnings per share:
 Weighted average common shares                                              3,406,150          2,197,355
                                                                             =========          =========
Diluted earnings per share:
 Weighted average common shares                                              3,406,150          2,197,355
Dilutive effect of stock options                                                 7,926                  -
                                                                             ---------          ---------
 Weighted average common shares and incremental shares                       3,414,076          2,197,355
                                                                             =========          =========

      During the three months ended March 31, 2003, there were no incremental shares relating to the dilutive effect of stock options. As of March 31, 2004, 122,350 Options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

5.    STOCK BASED COMPENSATION

      At March 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                               2004               2003
Net income (loss):
 Net income (loss) as reported                                               $ 227,025          $ (50,011)
  Deduct total stock based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                                      (19,863)           (17,589)
                                                                             ---------          ---------
  Pro forma, net income (loss)                                               $ 207,162          $ (67,600)
                                                                             =========          =========
Net earnings (loss) per share:
 Basic earnings (loss) per share                                             $    0.07          $   (0.02)
 Diluted earnings (loss) per share                                           $    0.07          $   (0.02)

Pro forma earnings (loss) per share:
 Basic earnings (loss) per share                                             $    0.06          $   (0.03)
 Diluted earnings (loss) per share                                           $    0.06          $   (0.03)

6.    INCOME TAXES

      During the fourth quarter of 2002, the Company recorded a valuation allowance against a portion of the deferred tax assets because management believed it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized. The Company recorded a reduction in its valuation allowance to offset a decline in the deferred tax assets, resulting in no income tax expense for the three months ended March 31, 2004. The Company has generated federal and state operating losses carryforwards totaling $4.5 million. The net operating loss carryforwards, if unused will begin to expire in 2018 through 2023.

7.    NEW ACCOUNTING PRONOUNCEMENTS

      There are currently no newly issued accounting pronouncements which would have a material impact on the Company's financial statements.

PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management' discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto.

FORWARD LOOKING STATEMENTS

Further, this Quarterly Report on Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report which express "belief", "intention", "expectation", "prospects", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risk and uncertainties which may cause actual results to differ materially from those in such statements. Some of the factors that may generally cause actual results to differ materially from projection, forecasts, estimates and expectations include, but are not limited to (i) changes in the interest rate environment, (ii) competitive pressures among financial institutions, (iii) general economic conditions on local or national levels,
(iv) political developments, wars or other hostilities may disrupt or increase volatility in securities markets, (v) legislative or regulatory changes, (vi) changes in prepayment speeds of loans or securities, (vii) changes in loan sale volumes, charge-offs and loan loss provisions, (viii) changes in legal or regulatory proceedings, and (ix) the impact of reputation risk created by these developments on such matters as business generation or retention. Such statements reflect the current view of the Company and the Banks with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company and the Banks.

COMPANY OVERVIEW

Blue River Bancshares, Inc. (the "Company") is a holding company for its principal banking subsidiaries, Shelby County Bank and Unified Banking Company. The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. The Company maintains a four million dollar loan from a commercial bank.

Shelby County Bank is a federally charter savings bank located in Shelbyville, Indiana and Unified Banking Company is a federally chartered savings bank located in Lexington, Kentucky. The Banks provide full-service banking to businesses and residents within their communities and surrounding areas. The Banks place particular emphasis on serving its clients with a broad range of services delivered by experienced professionals concerned with building strong and long-term relationships.

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

Interest on real estate, commercial and installment loans is accrued over the term of the loans on a level yield basis. The Company discontinues accruing interest on loans and reverses previously accrued amounts for loans that are more than 90 days past due. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status. In the event that a loan is classified as impaired in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" before it is 90 days past due, the Company will discontinue accruing interest unless the loan is well secured and in the process of collection.

An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. This analysis is performed to recognize specific reserves allocated to classified assets, to monitor trends in loan delinquencies and charge-offs and to consider portfolio composition. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probable incurred losses associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS, or the Banks' historical losses and multiplying such loss percentages to the Banks' distribution of portfolio balances. The calculated reserve is compared to the Banks' existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

The Company establishes valuation allowances in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and will recognize the benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

MANAGEMENT OVERVIEW

Overview of Financial Condition at March 31, 2004 and December 31, 2003

On a consolidated basis, the Company's total assets as of March 31, 2004 were $202,005,000 compared to total assets of $198,810,000 at December 31, 2003. As of March 31, 2004, gross loans were $141,724,000 compared to December 31, 2003, gross loans of $128,666,000. Deposits were $165,069,000 at March 31, 2004 compared to $160,686,000 as of December 31, 2003. Total capital was $16,619,000 at March 31, 2004 compared to $16,228,000 at December 31, 2003. Outstanding shares of common stock were 3,406,150 as of March 31, 2004.

Overview of Results of Operations for the Three Months Ended March 31, 2004 and 2003

For the quarter ended March 31, 2004, the Company's net consolidated income was $227,000. This compares to a consolidated net loss of ($50,000) for the same period of 2003. Basic earnings per share were

$0.07 for the quarter ended March 31, 2004 compared to ($0.02) loss per share for the quarter ended March 31, 2003. Weighted average outstanding shares (basic) for the first quarter of 2004 were 3,406,150 compared to 2,197,355 for the first quarter of 2003. The Company previously recorded a valuation allowance against its deferred tax asset in 2002. The Company recorded a reduction in its valuation allowance to offset a decline in deferred tax assets, resulting in no income tax expense for the quarter ended March 31, 2004 as well as the year ended December 31, 2003. Additionally, the Company benefited from recognizing required purchase accounting treatment based on the acquisition of Unified Banking Company.

Interest income for the three months ended March 31, 2004 was $2,359,000 compared to $1,323,000 for the three months ended March 31, 2003. Interest expense increased to $815,000 for the period ended March 31, 2004 compared to total interest expense of $575,000 for the same period in 2003. The first quarter of 2004 was the first full quarter of consolidated reporting including Unified Banking Company.

Net interest income before loan loss provision for the three months ended March 31, 2004 was $1,544,000 as compared to $748,000 for the same period in 2003, or a 106% increase. Non-interest income for the three months ended March 31, 2004 was $321,000 as compared to $164,000 for the same period in 2003, or a 96% increase.

Non-interest expense increased to $1,541,000 for the three months ended March 31, 2004 from $901,000 for the same period of 2003.

The increase in interest income in the three month period ending March 31, 2004, when compared to the same period of 2003 is attributed to an increase of $888,000 in interest income from Unified Banking Company, which was acquired in November, 2003, and an interest income increase of $148,000 from loan growth offset by declining yields at Shelby County Bank.

The increase in interest expense for the three month period ended March 31, 2004, when compared to the same period of 2003, included interest expense of $247,000 associated with the addition of Unified Banking Company, offset by a decrease in interest expense of ($7,000) at Shelby County Bank.

The increase in non-interest income of $157,000 from March 31, 2004 compared to March 31, 2003 was comprised of $100,000 gains on sales of securities; $41,000 gains on sales of other assets; $63,000 in secondary market mortgage loan fees; and $7,000 in service charges and fees on deposit accounts at Unified Banking Company. Fees on deposits accounts and other fees for Blue River and Shelby County Bank increased $13,000, offset by a decrease of ($67,000) in gains on sales of securities, and other assets at Shelby County Bank.

FINANCIAL CONDITION

On November 17, 2003 the Company completed its acquisition of 100% of the issued and outstanding shares of common stock of Unified Banking Company, a federal savings bank with its principal office in Lexington, Kentucky, from Unified Financial Services, Inc. The aggregate purchase price of $8.2 million was determined through a competitive bidding process, which was subject to certain adjustments made through arm's length negotiations during the due diligence investigation of Unified Banking Company. The Company financed the purchase price through a combination of cash on hand, an offering of its common stock to its existing shareholders of 1,000,000 shares at $4.50 per share and a loan from the Union Federal Bank of Indianapolis in the amount of $4,000,000. To secure the loan, the capital stock of the Banks has been pledged to Union Federal Bank. The Company operates Unified Banking Company separately from its other savings bank subsidiary, Shelby County Bank. At the time of the acquisition, Unified Banking Company had $81 million in assets, 17 full time employees and 2 part time employees.

The Company's total assets at March 31, 2004 were $202,005,000, an increase of $3,195,000 from December 31, 2003. The increase is primarily an increase in loans due to growth, which was offset by a decline in securities available-for-sale allowed to enhance liquidity and capital, and a decrease in other real estate owned. The increase in loans was $13,064,000, offset by a decrease in securities available-for-sale of ($8,035,000) and a decrease in other real estate owned of ($486,000). During the first quarter 2004, the Banks focused their efforts on commercial loan production to improve interest income, and in home equity lending in order to strengthen its Qualified Thrift Lender ("QTL") ratios. The Banks are strategically maintaining their "well capitalized" status while continuing to focus on improving net interest income and overall profitability.

The investment portfolio balances have decreased to $40,791,000 at March 31, 2004 from $48,826,000 at December 31, 2003. In an effort to improve risk-based capital and manage liquidity, the Banks sold $9,575,000 of their available for sale investment securities during the first quarter of 2004. These sales yielded a net gain of $98,000. Repayments of approximately $802,000 per month of the mortgage-backed-securities have also contributed to the decline in investments. The Banks have continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

The Banks' interest-bearing deposits within other banks increased $3,405,000 to $4,598,000 from $1,193,000 at December 31, 2003. The Company's liquidity levels are sufficient to meet its operating needs. The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. As noted above, the Company raised approximately $6.6 million from stock offerings in 2003. The Company then contributed additional capital to Unified Banking Company in an amount equal to $500,000 during the fourth quarter of 2003 and an additional $200,000 during the first quarter 2004. Due to the Company's current liquidity sources and its increased use of funds, the Company does not anticipate the need for any additional external funding over the next twelve months.

The Banks' net loans increased $13,064,000 from December 31, 2003 to $140,049,000 at March 31, 2004. The Banks are concentrating on loan products that provide the opportunity for shorter maturity terms and variable rate pricing in an effort to continue to improve its interest rate sensitivity. However, the Banks are making efforts to originate enough loan volume to stabilize the portfolio holdings. Future growth is expected to increase in the commercial lending market. Shelby County Bank's capital ratios have improved due to the private placements of the Company's common stock during the third quarter of 2002 and the first quarter of 2003 and the Company's rights offering in the fourth quarter of 2003. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

LOANS RECEIVABLE

                                                      MARCH 31,     DECEMBER 31,
                                                         2004           2003
Residential mortgage loans:
  One-to-four family                                 $ 46,029,662   $ 40,826,997
  Non Residential                                      34,243,120     29,624,474
  Home equity loans                                    25,204,717     20,646,169
Consumer loans                                          8,295,759      9,122,657
Commercial loans, including participations             27,950,491     28,445,997
                                                     ------------   ------------
Total gross loans                                     141,723,749    128,666,294
                                                     ------------   ------------
  Less allowance for loan losses                       (1,674,693)    (1,681,005)
                                                     ------------   ------------
Total loans receivable, net                          $140,049,056   $126,985,289
                                                     ============   ============

NON-PERFORMING LOANS

                                                      MARCH 31,     DECEMBER 31,
                                                         2004           2003
Non-performing loans consist of the following:
  Non-accrual loans                                  $  1,263,571   $    901,298
  Ninety (90) days past due                             1,138,916      1,094,005
                                                     ------------   ------------
Total non-performing loans                           $  2,402,487   $  1,995,303
                                                     ============   ============
Non-performing loans to total loans                          1.70%          1.55%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has not been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At March 31, 2004, the Banks reported approximately $1,264,000 of impaired loans, an increase of $362,000 from December 31, 2003, and $1,139,000 in loans ninety (90) days past due, an increase of $45,000 from December 31, 2003. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans are charged off when they are deemed uncollectible.

Loans in all categories are charged-off when the loan is 180 days past due or when management determines the loan to be a loss.

Total liabilities at March 31, 2004 were $185,386,000, an increase of $2,804,000 compared to $182,582,000 at December 31, 2003. Deposits at March 31, 2004 were $165,069,000 compared to $160,686,000 at December 31, 2003, an increase of $4,383,000. As a result of this increase, other borrowings have decreased ($1,573,000) to $15,305,000 at March 31, 2004 from $16,878,000 at December 31,
2003. Management continues to emphasize the benefits of gathering non-certificate depository funding as a means of decreasing the Banks' overall funding costs, improving levels of fee income derived from depository relationships, and encouraging a stronger relationship with its customer base. By acquiring primary transaction accounts, the Banks are less susceptible to loss of accounts during periods of volatile interest rates.

Shareholders' equity at March 31, 2004 was $16,619,000, an increase of $391,000 compared $16,228,000 at December 31, 2003. The change in equity resulted from the net income of $227,000, an increase of $166,000 from an improvement in the fair value of the Company's available-for-sale investment portfolio, offset by ($2,000) of additional capital expenses from the rights offering during the fourth quarter of 2003 related to the acquisition of Unified Banking Company.

Activity in the allowance for loan losses consists of the following:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2004           2003
Balance, beginning of period                         $  1,681,005   $  1,717,072
Add:
  Provision for loan losses                                97,500         60,000
  Recoveries of loans previously charged off                  723          2,716
  Less gross charge-offs:                                       -              -
    Residential real estate loans
    Consumer/commercial loans                            (104,535)        (2,261)
                                                     ------------   ------------
Balance, end of period                               $  1,674,693   $  1,777,527
                                                     ============   ============
Net charge-offs to total average loans outstanding           0.08%          0.00%

Allowance for loan losses at March 31, 2004 was $1,675,000, a decrease of ($6,000) from December 31, 2003. The Company's provision for loan losses for the quarter was $98,000 and its net charge-offs were approximately $104,000.

RESULTS OF OPERATIONS: Three Months Ended March 31, 2004

During the three month period ended March 31, 2004, the Company's net income was $227,000 compared to a net loss of ($50,000) reported for the three month period ended March 31, 2003. The income tax expense/ benefit was $0 for the three month period ended March 31, 2004 and for the three month period ended March 31, 2003. In December 2002, the Company recognized a valuation allowance of $760,000 pertaining to the recoverability of its deferred tax assets. Management concluded that it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized, and no further tax benefit was recorded in the first quarter of 2003. The Company recorded a reduction in its valuation allowance to offset a decline in deferred tax assets, resulting in no income tax expense for the quarter ended March 31, 2004 as well as the year ended December 31, 2003.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $796,000, an increase in the provision for loan losses of $37,000, an increase in non-interest income of $158,000, and an increase in non-interest expenses of $640,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $1,036,000, offset by an increase in interest expense of $240,000. The increase in interest income was primarily due to the acquisition of Unified Banking Company and accounts for $888,000 of this increase, with $148,000 from loan growth and investment portfolio increases at Shelby County Bank. The major variance in interest expense of $247,000 can also be attributed to Unified Banking Company offset by a decrease in interest expense of ($7,000) at Shelby County Bank.

Interest income and fees from loans increased from $1,025,000 for the three month period ended March 31, 2003 to $1,873,000 for the three month period ended March 31, 2004. This increase was comprised of a favorable variance of $1,432,000 due to higher average loan balances of $77,139,000 of which $59,000,000 can be attributed to the acquisition Unified Banking Company and an unfavorable variance of ($584,000) due to a decrease of 176 basis points in the effective yield on loans. The reduction in yield was largely due to increased balances in variable rate products, as well as lower yields on new loans originated during a period of rapidly falling market interest rates. The overall yield on loans fell to 5.65% from 7.41%.

Interest income from investment securities increased $191,000 to $447,000 for the three months ended March 31, 2004, when compared to the three month period ended March 31, 2003. This increase results from a favorable variance of $235,000 from an increase in average investment balances of $22,494,000, of which $19,547,000 can be attributed to Unified Banking Company and an unfavorable variance of ($44,000) due to investment yields being 37 basis points lower. The rate variance was the result of decreasing interest rates, a high rate of turnover due to increased prepayments on mortgage-backed securities, and incremental portfolio growth and replacement of portfolio runoff with lower rate bonds. In order to improve interest rate sensitivity, liquidity and capital during the first quarter 2004, Unified Banking Company sold $8,422,000 of its available-for-sale U.S. government agency securities and were replaced in part with $3,500,000 in available-for-sale U.S. treasury bills as these investments receive a favorable risk-based capital treatment. There were also principal payment reductions in the mortgage backed securities of ($2,405,000) during the period ended March 31, 2004.

Interest expense on deposits increased $135,000 to $626,000 for the three month period ended March 31, 2004, compared to $491,000 for the three month period ended March 31, 2003. This increase was comprised of an unfavorable variance of $709,000 due to an increase in average deposit balances of $133,508,000, of which $118,592,000 can be attributed to Unified Banking Company and a favorable variance of ($574,000) due to a decrease in average rates on deposits from 2.89% to 1.79%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The increase in average deposit balances is primarily the result of the acquisition of Unified Banking Company. Additionally, increases in certificates of deposits were used as funding sources and to offset maturities of high rate promotional certificates of deposits.

Interest expense on FHLB advances and other borrowings increased $104,000 from $84,000 for the three-month period ended March 31, 2003 to $186,000 for the three month period ended March 31, 2004. This increase was the result of an unfavorable variance of $93,000 due to an increase in the average borrowing balance of $11,947,000, of which $4,000,000 can be attributed to the acquisition of Unified Banking Company in the fourth quarter of 2003. In order to finance a portion of this acquisition, the Company borrowed $4,000,000 and incurred $50,000 in interest expense during the first quarter of 2004 related to this borrowing. An additional volume variance of $6,146,000 can also be attributed to Unified Banking Company. An unfavorable variance of $11,000 is due to an increase in rate from 3.06% to 3.25%.

For the three month period ended March 31, 2004, the provision for loan losses was $98,000 compared to $60,000 for the three month period ended March 31, 2003.

Total non-interest income was $321,000 for the three-month period ended March 31, 2004 compared to $164,000 for the three month period ended March 31, 2003. Of this increase, $211,000 can be attributed to the acquisition of Unified Banking Company, primarily the result of $141,000 in gains on available-for-sale securities and other assets, $63,000 in secondary market mortgage loan fees, and $7,000 from service charges and fees on deposit accounts and other fees. Service charges and fees on deposit accounts and other fees for Blue River and Shelby County Bank increased $14,000 for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003. These increases for the three month period ended March 31, 2004 were offset by a decrease of ($68,000) in net gains on available-for-sale securities and other assets at Shelby County Bank when compared to the three month period ended March 31, 2003.

Non-interest expenses totaled $1,541,000 for the three month period ended March 31, 2004, compared to $901,000 during the three month period ended March 31, 2003. Of the increase of $640,000, $608,000 can be attributed to Unified Banking Company. Salaries and benefits for the three month period ended March 31, 2004 were $649,000, an increase of $260,000 from the three month period ended March 31, 2003. Of this increase, $281,000 is attributable to Unified Banking Company offset by a decrease of ($21,000) at Shelby County Bank. When compared to the three month period ended March 31, 2003, occupancy costs increased $92,000, of which $89,000 can be attributed to Unified Banking Company. Professional fees for the three-month period were $113,000 compared to $73,000 for the three month period ended March 31, 2003, an increase of $40,000. This increase results from $51,000 at Unified Banking Company offset by a decrease of

($11,000) at Shelby County Bank when compared to the three month period ended March 31, 2003. Bank fees and charges increased $11,000 from the three month period ended March 31, 2003 to $24,000. An increase of $9,000 in bank fees and charges are attributed to Unified Banking Company. Director fees for the three month period ended March 31, 2004 were $58,000 compared to $33,000 for the three month period ended March 31, 2003, this increase of $25,000 is all related to Unified Banking Company. Costs associated with stationery, supplies and printing increased by $21,000 to $31,000 from $10,000 for the three month period ended March 31, 2003. Of this increase, $7,000 can be attributed to Unified Banking Company and $14,000 to Shelby County Bank and Blue River as costs associated for printing of the annual report and proxy statement were accrued for during the first quarter of 2004. Data processing costs increased $22,000 to $151,000 for the three month period ended March 31, 2004. An increase in data processing costs of $38,000 are attributable to Unified Banking Company offset by a decrease of ($16,000) at Shelby County Bank. The Company changed data processors for Shelby County Bank in the fourth quarter 2002. As a result of this change and additional data processing conversion costs during the first quarter of 2003, the Company's data processing costs for Shelby County Bank have been reduced. Federal deposit insurance premiums decreased ($30,000) to $13,000 for the period ended March 31, 2004. A decrease of ($33,000) is due to a decrease in Shelby County Bank's FDIC's risk classification, this was offset by $3,000 of FDIC insurance expense attributable to Unified Banking Company. As a result of the acquisition of Unified Banking Company and the associated purchase accounting, Unified Banking Company has a core deposit intangible. The 2004 amortization expense for this core deposit intangible was $16,000. Other expenses including advertising and promotion increased to $279,000 from $94,000 for the period ended March 31, 2004. The majority of this increase or $96,000 is attributable to Shelby County Bank and $89,000 to Unified Banking Company. Of the increase at Shelby County Bank, $42,000 is due to related third party loan costs associated with the growth of the loan portfolio and $23,000 due to increased insurance premiums. The additional $31,000 is reflective of increases in various other expenses.

CAPITAL RESOURCES AND LIQUIDITY

The Company and the Banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. The Board of Directors of the Company has set as an objective to maintain capital levels required for qualification as "well-capitalized". The capital ratios of the Banks have been diminished due to two primary factors: accumulated operating losses and the disallowance of the Bank's deferred tax assets in determining regulatory capital ratios.

Capital amounts and classification are also subject to qualitative judgments by regulators involving capital components, risk weights and other factors. The risk weights assigned to various financial instruments are taken into consideration in setting operating parameters related to the mix of loans and investments with the objective to maximize earnings attained through the use of available equity capital.

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 2004, the Banks satisfied all capital requirements.

The following table sets forth the actual and minimum capital amounts and ratios of Shelby County Bank as of March 31, 2004:

                                                           SHELBY COUNTY BANK
                                                                            TOTAL
                                                     TANGIBLE    CORE     RISK-BASED
                                                     CAPITAL    CAPITAL    CAPITAL
                                                         (DOLLARS IN THOUSANDS)
For Capital Adequacy Purposes:
Bank Amount                                          $  7,162   $ 7,162   $    8,140
Required Amount                                         1,729     3,458        6,259
                                                     --------   -------   ----------
Excess                                               $  5,433   $ 3,704   $    1,881
                                                     ========   =======   ==========
Bank Ratio                                               6.21%     6.21%       10.40%
Required Ratio                                           1.50%     3.00%        8.00%
                                                     --------   -------   ----------
Ratio Excess                                             4.71%     3.21%        2.40%
                                                     ========   =======   ==========

The following table sets forth the actual and minimum capital amounts and ratios of Unified Banking Company as of March 31, 2004:

                                                         UNIFIED BANKING COMPANY
                                                                            TOTAL
                                                     TANGIBLE    CORE     RISK-BASED
                                                     CAPITAL    CAPITAL    CAPITAL
                                                         (DOLLARS IN THOUSANDS)
For Capital Adequacy Purposes:
Bank Amount                                          $  6,300   $ 6,300   $    6,986
Required Amount                                         1,211     2,421        5,135
                                                     --------   -------   ----------
Excess                                               $  5,089   $ 3,879   $    1,851
                                                     ========   =======   ==========
Bank Ratio                                               7.81%     7.81%       10.88%
Required Ratio                                           1.50%     3.00%        8.00%
                                                     --------   -------   ----------
Ratio Excess                                             6.31%     4.81%        2.88%
                                                     ========   =======   ==========

Liquidity measures the Banks' ability to meet its savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements. The Banks maintain liquidity of at least 4% of net withdrawable assets. At March 31, 2004, Shelby County Bank's regulatory liquidity ratio was 12.79% and Unified Banking Company's regulatory liquidity ratio was 17.96%.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the three months March 31, 2004, the Banks have significantly increased their use of funds as a result of increased loan demand, maturities of higher interest rate certificates of deposit. Due to the Company's current liquidity sources, the private placement of common stock during the third quarter 2002, a subsequent private placement which occurred during the first quarter of 2003 and the rights offering and borrowing related to the acquisition of Unified Banking Company in the fourth quarter of 2003, the Company does not anticipate the need for any additional external funding over the next twelve months.

The primary function of liquidity and interest rate sensitivity management is to provide for and assure an ongoing flow of funds that is adequate to meet all current and future financial needs of the Banks. Such financial needs include funding credit commitments, satisfying deposit withdrawal requests, purchasing property and equipment and paying operating expenses. The funding sources of liquidity are principally the maturing assets, payments on loans issued by the Banks, net deposit growth, and other borrowings. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations along with ensuring a dependable funding base. Alternative sources of liquidity include acquiring jumbo certificates resulting from local government bidding, liquidation of marketable investment securities, sales and/or securitization of pools of loans, and additional draws against available credit at the FHLB.

      PART I - ITEM 3

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

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls during the quarter ended March 31, 2004.

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

CEO AND CONTROLLER CERTIFICATIONS

Appearing as exhibits to this report there are Certifications of the CEO and Controller. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

      PART II

      OTHER INFORMATION

      Item 1.  Legal Proceedings

               None

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

               (b) The Company filed a Form 8-K on February 25, 2004, with the Securities and Exchange Commission announcing changes in the Company's Certifying Accountants. Effective February 23, 2004, the audit committee of the Board of Directors of the Company notified Deloitte & Touche LLP, its independent public accountants of their dismissal effective upon the filing of the Company's Form 10-KSB for the year ended December 31, 2003. Further, the Company also announced the engagement of the accounting firm of Crowe Chizek and Company LLC as the independent public accountants of the Company for the year ending December 31, 2004.

               (c) The Company filed a Form 8-K/A on March 4, 2004, with the Securities and Exchange Commission amending the Form 8-K filed with the Securities and Exchange Commission on February 25, 2004. The amendment includes a comment letter from Deloitte & Touche LLP filed as an exhibit regarding the change in certifying accountant.

               (d) The Company filed a Form 8-K on March 30, 2004, with the Securities and Exchange Commission announcing the Company's results of operation and financial condition for the year ended December 31, 2003.

                                    * * * * *

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                              Blue River Bancshares, Inc.

Date: May 12, 2004                        By: /s/ Patrice M. Lima
                                              ----------------------------------
                                              Patrice M. Lima, Vice President,
                                              Controller
                                              (Principal Financial Officer &
                                              Chief Accounting Officer)

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