Form 10QSB
period 2004-06-30
BLUE RIVER BANCSHARES INC
filed 2004-08-16
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

         (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

As of August 16, 2004, there were 3,406,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                 Yes ( )    No  (X)

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I.    FINANCIAL INFORMATION:

         Item 1.    Financial Statements:

                    Consolidated Statements of Financial Condition (Unaudited)
                    as of June 30, 2004 and December 31, 2003                               3

                    Consolidated Statements of Operations and Comprehensive Income
                    (Unaudited) for the three months ended June 30, 2004 and 2003           4

                    Consolidated Statements of Operations and Comprehensive Income
                    (Unaudited) for the six months ended June 30, 2004 and 2003             5

                    Consolidated Statements of Cash Flows (Unaudited) for the
                    six months ended June 30, 2004 and 2003                                 6

                    Notes to Consolidated Financial Statements (Unaudited)               7-10

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           11-22

         Item 3.    Controls and Procedures                                                23

PART II.            OTHER INFORMATION:                                                  24-26

         Item 1.    Legal Proceedings

         Item 2.    Changes in Securities and Use of Proceeds

         Item 3.    Defaults upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other information

         Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE PAGE                                                                             27

EXHIBIT INDEX                                                                              28

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                          JUNE 30,       DECEMBER 31,
                                                                            2004             2003
ASSETS

Cash and due from banks                                                $   3,658,308   $       6,609,803
Interest-bearing deposits with banks                                       1,136,574           1,192,500
                                                                       -------------   -----------------
  Cash and cash equivalents                                                4,794,882           7,802,303
                                                                       -------------   -----------------
Investment securities available for sale                                  35,856,883          48,825,911
Investment securities held to maturity                                        23,166             134,663
Loans receivable, net of allowance for loan losses
  of $1,586,271 and $1,681,005                                           149,616,077         126,985,289
Stock of FHLB                                                              2,834,700           2,765,500
Accrued interest receivable                                                  909,182           1,008,822
Deferred income taxes                                                      2,766,294           2,749,610
Premises and equipment, net                                                2,228,621           2,288,022
Real estate owned                                                          1,618,792           2,052,223
Prepaid expenses and other assets                                            272,134             798,306
Core deposit intangible, net                                                 413,788             427,066
Goodwill                                                                   3,145,176           2,972,743
                                                                       -------------   -----------------
TOTAL ASSETS                                                           $ 204,479,695   $     198,810,458
                                                                       =============   =================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                               159,062,313         160,685,890
  FHLB advances and other borrowings                                      24,425,955          16,878,276
  Term debt                                                                4,000,000           4,000,000
  Accrued expenses and other liabilities                                     476,240             715,253
  Accrued interest payable                                                   479,599             302,745
                                                                       -------------   -----------------
Total liabilities                                                        188,444,107         182,582,164
                                                                       -------------   -----------------
SHAREHOLDERS' EQUITY:
  Common stock, without par value: 3,406,150 shares issued
   and outstanding                                                        24,621,287          24,647,617
  Accumulated deficit                                                     (8,329,763)         (8,499,910)
  Unrealized gain (loss) on securities available for sale net of tax        (255,936)             80,587
                                                                       -------------   -----------------
Total shareholders' equity                                                16,035,588          16,228,294
                                                                       -------------   -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 204,479,695   $     198,810,458
                                                                       =============   =================

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                                                            2004             2003
INTEREST INCOME:
  Loans receivable                                                     $   2,011,668   $       1,016,451
  Securities                                                                 340,196             262,819
  Interest-bearing deposits                                                   11,182              21,460
  Dividends from FHLB                                                         27,625              28,228
                                                                       -------------   -----------------
     Total interest income                                                 2,390,671           1,328,958
                                                                       -------------   -----------------
INTEREST EXPENSE:
  Interest expense on deposits                                               808,851             475,094
  Interest expense on borrowings                                             180,990              85,009
                                                                       -------------   -----------------
     Total interest expense                                                  989,841             560,103
                                                                       -------------   -----------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                       1,400,830             768,855
PROVISION FOR LOAN LOSSES                                                     97,500              60,000
                                                                       -------------   -----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        1,303,330             708,855
                                                                       -------------   -----------------
NON-INTEREST INCOME:
  Service charges and fees                                                    72,777              47,633
  Gain on sale of securities                                                   7,605             139,390
  Other                                                                      189,895              51,294
                                                                       -------------   -----------------
     Total non-interest income                                               270,277             238,317
                                                                       -------------   -----------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                             682,344             408,993
  Premises and equipment                                                     223,986             116,600
  Federal deposit insurance                                                   12,407              33,685
  Data processing                                                            148,247              99,983
  Advertising and promotion                                                   21,079               9,588
  Bank fees and charges                                                       24,972              13,358
  Directors fees                                                              59,050              33,450
  Professional fees                                                          130,229             110,477
  Stationery, supplies and printing                                           43,284              14,079
  Core deposit intangible                                                     18,601                   -
  Other                                                                      266,285             131,002
                                                                       -------------   -----------------
     Total non-interest expense                                            1,630,484             971,215
                                                                       -------------   -----------------
NET (LOSS) BEFORE INCOME TAX                                                 (56,877)            (24,043)
INCOME TAX EXPENSE (BENEFIT)                                                       -                   -
                                                                       -------------   -----------------
NET (LOSS)                                                             $     (56,877)  $         (24,043)
                                                                       =============   =================
COMPREHENSIVE (LOSS)                                                   $    (559,411)  $         (17,042)
                                                                       =============   =================
Basic and diluted (loss) per share                                     $       (0.02)  $           (0.01)
                                                                       =============   =================

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                                                            2004            2003
INTEREST INCOME:
  Loans receivable                                                     $   3,884,567   $      2,041,617
  Securities                                                                 786,954            517,903
  Inte rest-bearing deposits                                                  17,040             35,961
  Dividends from FHLB                                                         61,076             56,228
                                                                       -------------   ----------------
     Total interest income                                                 4,749,637          2,651,709
                                                                       -------------   ----------------
INTEREST EXPENSE:
  Interest expense on deposits                                             1,435,045            966,076
  Interest expense on FHLB and other borrowings                              369,564            169,084
                                                                       -------------   ----------------
     Total interest expense                                                1,804,609          1,135,160
                                                                       -------------   ----------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                                                   2,945,028          1,516,549
PROVISION FOR LOAN LOSSES                                                    195,000            120,000
                                                                       -------------   ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                                   2,750,028          1,396,549
                                                                       -------------   ----------------
NON-INTEREST INCOME:
  Service charges and fees                                                   149,721             99,452
  Gain on sale of securities                                                 105,167            160,618
  Other                                                                      336,853            141,873
                                                                       -------------   ----------------
     Total non-interest income                                               591,741            401,943
                                                                       -------------   ----------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                           1,331,728            798,733
  Premises and equipment                                                     431,118            231,855
  Federal deposit insurance                                                   24,919             76,965
  Data processing                                                            298,892            234,871
  Advertising and promotion                                                   38,876             21,486
  Bank fees and charges                                                       48,632             26,656
  Directors fees                                                             117,500             66,900
  Professional fees                                                          242,789            183,375
  Stationery , supplies and printing                                          74,265             24,575
  Core deposit intangible                                                     35,026                  -
  Other                                                                      527,876            207,130
                                                                       -------------   ----------------
    Total non-interest expense                                             3,171,621          1,872,546
                                                                       -------------   ----------------
NET INCOME (LOSS) BEFORE INCOME TAX                                          170,148            (74,054)
INCOME TAX EXPENSE (BENEFIT)                                                       -                  -
                                                                       -------------   ----------------
NET INCOME (LOSS)                                                      $     170,148   $        (74,054)
                                                                       =============   ================
COMPREHENSIVE (LOSS)                                                   $    (166,375)  $       (158,861)
                                                                       =============   ================
Basic and diluted earnings (loss) per share                            $        0.05   $          (0.03)
                                                                       =============   ================

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

                                                                                          2004             2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $      170,148   $       (74,054)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization                                                           987,538           287,131
    Provision for loan losses                                                               195,000           120,000
    FHLB stock dividend                                                                     (69,200)          (28,500)
    (Gain) on sales of securities                                                          (105,167)         (160,618)
    (Gain) on sales other real estate owned                                                 (35,849)          (38,189)
    (Gain) on sales of loans                                                                 (6,635)                -
  Changes in assets and liabilities:
    Accrued interest receivable                                                              99,640           (86,023)
    Other assets                                                                            525,555          (664,530)
    Other liabilities                                                                       (62,159)          940,987
                                                                                     --------------   ---------------
      Net cash from operating activities                                                  1,698,871           296,204
                                                                                     --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan funded, net of collections                                                       (22,942,776)         (909,191)
  Principal maturities collected on securities available for sale                         7,624,573         5,613,681
  Principal maturities collected on securities held to maturity                             110,354                 -
  Proceeds from sales of real estate owned                                                  469,280                 -
  Purchase of premises and equipment                                                        (52,647)           (7,701)
  Proceeds from sales of securities available-for-sale                                   11,137,667         5,167,956
  Purchases of securities a vailable-for-sale                                            (6,453,242)      (14,938,483)
                                                                                     --------------   ---------------
      Net cash from investing activities                                                (10,106,791)       (5,073,738)
                                                                                     --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net of offering costs of $101,110                             -         2,483,116
  Additional offering costs from proceeds of rights offering                                (26,331)                -
  Repayment of FHLB advances and other borrowings                                       (61,265,321)                -
  Proceeds from FHLB advances and other borrowings                                       68,813,000                 -
  Net increase (decrease) in deposits                                                    (2,120,849)        7,958,230
                                                                                     --------------   ---------------
  Net cash from financing activities                                                      5,400,499        10,441,346
                                                                                     --------------   ---------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          (3,007,421)        5,663,812
CASH AND EQUIVALENTS, Beginning of period                                                 7,802,303         3,439,078
                                                                                     --------------   ---------------
CASH AND EQUIVALENTS, End of period                                                  $    4,794,882   $     9,102,890
                                                                                     ==============   ===============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

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

      The accompanying consolidated interim financial statements at June 30, 2004, and for the three months ended June 30, 2004 and 2003, and the six month periods ended June 30, 2004 and 2003 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, community banking.

2.    DESCRIPTION OF BUSINESS

      The Banks provide financial services to south central Indiana through Shelby County Bank's main office in Shelbyville and three other full service branches in Shelbyville, Morristown, and St. Paul, Indiana and to the city of Lexington, and Fayette County, Kentucky through Unified Banking Company's one office located in Lexington, Kentucky.

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

      The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets acquired and liabilities assumed are being amortized over the estimated useful lives of the related assets and liabilities. The original excess of the purchase price over the estimated fair value of the underlying net assets of $2,972,743 was allocated to goodwill and is not deductible for tax purposes. Additionally, a core deposit intangible of $438,016 was recognized and is being amortized over approximately seven years. The fair value of the net assets acquired was based on preliminary estimates and was revised on June 30, 2004. Adjustments noted in the course of refining the purchase accounting to increase goodwill and the core deposit intangible of $172,433 and $21,748 respectively were made on June 30, 2004. The offset to these increased adjustments was a decrease to the deferred tax asset.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and is reflective of the subsequent revisions to goodwill, the core deposit intangible and other assets.

Cash and cash equivalents                            $  1,757,709
Investments                                            22,124,689
Loans receivable, net of allowance of $633,297         57,382,493
Other assets                                            1,345,471
Core deposit intangible                                   459,764
Goodwill                                                3,145,176
                                                     ------------
Total assets acquired                                $ 86,215,302
                                                     ------------
Deposits                                             $ 73,364,574
Borrowed funds                                          3,931,924
Other liabilities                                         373,941
                                                     ------------
Total liabilities acquired                           $ 77,670,439
                                                     ------------
Net assets acquired                                  $  8,544,863
                                                     ============

4.    COMMON SHARE INFORMATION

      Earnings (loss) per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings (loss) per share computations:

                                                          FOR THE THREE MONTHS ENDED
                                                                   JUNE 30,
                                                          --------------------------
                                                            2004              2003
Basic earnings per share:
 Weighted average common shares                           3,406,150        2,406,150
                                                          =========        =========
Diluted earnings per share:
 Weighted average common shares                           3,406,150        2,406,150
 Dilutive effect of stock options                            33,929                -
                                                          ---------        ---------
 Weighted average common shares and incremental shares    3,440,079        2,406,150
                                                          =========        =========

                                                           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          --------------------------
                                                            2004             2003
Basic earnings per share:
 Weighted average common shares                           3,406,150        2,301,753
                                                          =========        =========
Diluted earnings per share:
 Weighted average common shares                           3,406,150        2,301,753
Dilutive effect of stock options                             34,199                -
                                                          ---------        ---------
 Weighted average common shares and incremental shares    3,440,349        2,301,753
                                                          =========        =========

      During the three and six months ended June 30, 2003, there were no incremental shares relating to the dilutive effect of stock options. For the three and six month periods ended June 30, 2004, 122,350 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

5.    STOCK BASED COMPENSATION

      At June 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                FOR THE THREE MONTHS ENDED
                                                                         JUNE 30,
                                                          ----------------------------------------
                                                                 2004                  2003
Net income (loss):
 Net income ( loss) as reported                           $          (56,877)   $          (24,043)
  Deduct total stock based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                             (8,175)              (33,884)
                                                          ------------------    ------------------
 Proforma, net income (loss)                              $          (65,052)   $          (57,927)
                                                          ==================    ==================
Net earnings (loss) per share:
  Basic earnings (loss) per share                         $            (0.02)   $            (0.01)
  Diluted earnings (loss) per share                       $            (0.02)   $            (0.01)

Pro forma earnings (loss) per share:
  Basic earnings (loss) per share                         $            (0.02)   $            (0.01)
  Diluted earnings (loss) per share                       $            (0.02)   $            (0.01)

                                                                  FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,
                                                          ----------------------------------------
                                                                 2004                  2003
Net income (loss):
 Net income (loss) as reported                            $          170,148    $          (74,054)
  Deduct total stock based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                            (16,350)              (67,768)
                                                          ------------------    ------------------
 Proforma, net income (loss)                              $          153,798    $         (141,822)
                                                          ==================    ==================
Net earnings (loss) per share:
  Basic earnings (loss) per share                         $             0.05    $            (0.03)
  Diluted earnings (loss) per share                       $             0.05    $            (0.03)

Pro forma earnings (loss) per share:
  Basic earnings (loss) per share                         $             0.04    $            (0.06)
  Diluted earnings (loss) per share                       $             0.04    $            (0.06)

6.    INCOME TAXES

      During the fourth quarter of 2002, the Company recorded a valuation allowance against a portion of the deferred tax assets because management believed it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized. The Company recorded a reduction in its valuation allowance to offset a decline in the deferred tax assets, resulting in no income tax expense for the six months ended June 30, 2004. The Company has generated federal and state operating losses carryforwards totaling $4.5 million. The net operating loss carryforwards, if unused will begin to expire in 2018 through 2023.

7.    NEW ACCOUNTING PRONOUNCEMENTS

      There are currently no newly issued accounting pronouncements which would have a material impact on the Company's financial statements.

PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto.

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

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Unified Banking Company. The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. The Company maintains a four million dollar loan from a commercial bank.

Shelby County Bank is a federally chartered savings bank located in Shelbyville, Indiana and Unified Banking Company is a federally chartered savings bank located in Lexington, Kentucky. The Banks provide full-service banking to businesses and residents within their communities and surrounding areas. The Banks place particular emphasis on serving its clients with a broad range of services delivered by experienced professionals concerned with building strong and long-term relationships.

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

MANAGEMENT OVERVIEW

Overview of Financial Condition at June 30, 2004 and December 31, 2003

On a consolidated basis, the Company's total assets as of June 30, 2004 were $204,480,000 compared to total assets of $198,810,000 at December 31, 2003. As of June 30, 2004, gross loans were $151,202,000 compared to December 31, 2003, gross loans of $128,666,000. Deposits were $159,062,000 at June 30, 2004 compared to $160,686,000 as of December 31, 2003. Total capital was $16,036,000 at June 30, 2004 compared to $16,228,000 at December 31, 2003. Outstanding shares of common stock were 3,406,150 as of June 30, 2004.

Overview of Results of Operations for the Three Months Ended June 30, 2004 and 2003

For the quarter ended June 30, 2004, the Company's net consolidated loss was ($57,000). This compares to a consolidated net loss of ($24,000) for the same period of 2003. Basic loss per share was ($0.02) for the quarter ended June 30, 2004 compared to ($0.01) loss per share for the quarter ended June 30, 2003. Weighted average outstanding shares (basic) for the second quarter of 2004 were 3,406,150 compared to

2,406,150 for the second quarter of 2003. The Company previously recorded a valuation allowance against its deferred tax asset in 2002. The Company increased its valuation allowance to offset an increase in deferred tax assets, resulting in no income tax benefit for the quarter ended June 30, 2004. Additionally, the Company benefited from recognizing required purchase accounting treatment based on the acquisition of Unified Banking Company. The benefit of the accounting treatment for the three months ended June 30, 2004 was $57,000. However, this benefit was $186,000 during the first quarter ended March 31, 2004 and will continue to decrease in the future.

Interest income for the three months ended June 30, 2004 was $2,391,000 compared to $1,329,000 for the three months ended June 30, 2003. Interest expense increased to $990,000 for the period ended June 30, 2004 compared to total interest expense of $560,000 for the same period in 2003. The second quarter of 2004 was the second full quarter of consolidated reporting including Unified Banking Company.

Net interest income before loan loss provision for the three months ended June 30, 2004 was $1,401,000 as compared to $769,000 for the same period in 2003, or an 82% increase. Non-interest income for the three months ended June 30, 2004 was $270,000 as compared to $238,000 for the same period in 2003, or a 13% increase.

Non-interest expense increased to $1,630,000 for the three months ended June 30, 2004 from $971,000 for the same period of 2003.

The increase in interest income in the three month period ending June 30, 2004, when compared to the same period of 2003 is attributed to an increase of $838,000 in interest income from Unified Banking Company, which was acquired in November, 2003, and an interest income increase of $224,000 from loan growth offset by declining yields at Shelby County Bank.

The increase in interest expense for the three month period ended June 30, 2004, when compared to the same period of 2003, included interest expense of $332,000 associated with the addition of Unified Banking Company, and an increase in interest expense of $98,000 due to increased volume of deposits and borrowings at Shelby County Bank, partially offset by reductions in interest rates.

The increase in non-interest income of $32,000 for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003 was comprised of $114,000 in secondary market mortgage loan fees; $10,000 in service charges and fees on deposit accounts; and a loss of ($4,000) on disposals of equipment at Unified Banking Company. Fees on deposits accounts and other fees for Blue River and Shelby County Bank increased $31,000. Additionally there were $13,000 in net gains on sales of loans and other assets, offset by a decrease of ($132,000) in gains on sales of securities at Shelby County Bank when comparing the two periods.

The increase in non-interest expense of $659,000 for the three month period ended June 30, 2004 compared to same period ended June 30, 2003, included non-interest expense of $643,000 associated with Unified Banking Company.

Overview of Results of Operations for the Six Months Ended June 30, 2004 and
2003

For the six month period ended June 30, 2004, the Company's net consolidated income was $170,000. This compares to a consolidated net loss of ($74,000) for the same period of 2003. Basic earnings per share were $0.05 for the six months ended June 30, 2004 compared to ($0.03) loss per share for the six months ended June 30, 2003. Weighted average outstanding shares (basic) for the first half of 2004 were 3,406,150 compared to 2,301,753 for the first half of 2003. The Company previously recorded a valuation allowance against its deferred tax asset in 2002. The Company recorded a reduction in its valuation allowance to offset a decline in deferred tax assets, resulting in no income tax expense for the six month period ended June 30, 2004. Additionally, the Company benefited from recognizing required purchase accounting treatment based on the acquisition of Unified Banking Company. The benefit of the accounting treatment for the six months ended June 30, 2004 was $243,000. However, this benefit will be decreasing in the future quarters as it declined from $186,000 for the period ended March 31, 2004 to $57,000 for the period ended June 30, 2004.

Interest income for the six months ended June 30, 2004 was $4,750,000 compared to $2,652,000 for the six months ended June 30, 2003. Interest expense increased to $1,805,000 for the six month period ended June 30, 2004 compared to total interest expense of $1,135,000 for the same period in 2003.

Net interest income before loan loss provision for the six months ended June 30, 2004 was $2,945,000 as compared to $1,517,000 for the same period in 2003, or a 94% increase. Non-interest income for the six months ended June 30, 2004 was $592,000 as compared to $402,000 for the same period in 2003, or a 47% increase.

Non-interest expense increased to $3,172,000 for the six months ended June 30, 2004 from $1,873,000 for the same period of 2003.

The increase in interest income in the six month period ending June 30, 2004, when compared to the same period of 2003 is attributed to an increase of $1,726,000 in interest income from Unified Banking Company, which was acquired in November, 2003, and an interest income increase of $372,000 from loan growth offset by declining yields at Shelby County Bank.

The increase in interest expense for the six month period ended June 30, 2004, when compared to the same period of 2003, included interest expense of $529,000 associated with the addition of Unified Banking Company, and an increase in interest expense of $141,000 due to increased volume of deposits and borrowings at Shelby County Bank, partially offset by reductions in interest rates.

The increase in non-interest income of $190,000 for the six month period ended June 30, 2004 compared to June 30, 2003 was comprised of $177,000 in secondary market mortgage loan fees; $138,000 in gains on securities available-for-sale and other assets; and $16,000 in service charges and fees on deposit accounts at Unified Banking Company. Fees on deposit accounts and other fees for the stand alone holding company, Blue River and Shelby County Bank increased $40,000. This increase was offset by a decrease of ($158,000) in gains on sales of securities and net decreases of ($23,000) in other fees and gains on other assets at Shelby County Bank when comparing the two periods.

The increase in non-interest expense of $1,299,000 for the six month period ended June 30, 2004 compared to same period ended June 30, 2003, included non-interest expense of $1,251,000 associated with Unified Banking Company.

FINANCIAL CONDITION

On November 17, 2003 the Company completed its acquisition of 100% of the issued and outstanding shares of common stock of Unified Banking Company, a federal savings bank with its principal office in Lexington, Kentucky, from Unified Financial Services, Inc. The aggregate purchase price was $8.2 million. The Company financed the purchase price through a combination of cash on hand, an offering of its common stock to its existing shareholders of 1,000,000 shares at $4.50 per share and a loan from the Union Federal Bank of Indianapolis in the amount of $4,000,000. The Company operates Unified Banking Company separately from its other savings bank subsidiary, Shelby County Bank. At the time of the acquisition, Unified Banking Company had $81 million in assets.

The Company's total assets at June 30, 2004 were $204,480,000, an increase of $5,670,000 from December 31, 2003. The increase is primarily an increase in loans due to growth, which was offset by a decline in securities available-for-sale and cash and due from banks allowed to enhance liquidity and capital, and a decrease in other real estate owned. The increase in net loans was $22,631,000, offset by a decrease in securities available-for-sale of ($12,969,000) a decrease in cash and due from banks of ($2,952,000) and a decrease in other real estate owned of ($433,000). During the first half of 2004, the Banks focused their efforts on commercial loan production to improve interest income, and in home equity lending in order to strengthen its Qualified Thrift Lender ("QTL") ratios. The Banks are strategically maintaining their "well capitalized" status while continuing to focus on improving net interest income and overall profitability.

The investment portfolio balances have decreased to $35,880,000 at June 30, 2004 from $48,961,000 at December 31, 2003. In an effort to improve risk-based capital and manage liquidity, the Banks sold $9,575,000 of their available for sale investment securities during the first quarter of 2004 and $1,563,000 during the second quarter of 2004. These sales yielded a year to date net gain of $105,000. There were maturities of securities available for sale and securities held to maturity of $3,720,000 which also contributed to the decline in investments. Additional decreases in the investments were due to repayments of approximately $669,000 per month of the mortgage-backed-securities. These sales, maturities and repayments were replaced with $6,453,000 in U.S. government and treasury securities. The Banks have continued to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

The Banks' interest-bearing deposits within other banks decreased $56,000 to $1,137,000 from $1,193,000 at December 31, 2003. The Company's liquidity levels are sufficient to meet its operating needs. The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. As noted above, the Company raised approximately $6.6 million from stock offerings in 2003. The Company then contributed additional capital to Unified Banking Company in an amount equal to $500,000 during the fourth quarter of 2003 and an additional $400,000 during the first and second quarters of 2004. Due to the Company's current liquidity sources and its increased use of funds, the Company does not anticipate the need for any additional external funding over the next twelve months.

The Banks' net loans increased $22,631,000 from December 31, 2003 to $149,616,000 at June 30, 2004. The Banks are seeking loan products that provide the opportunity to continue to improve interest rate sensitivity through shorter maturity terms and variable rate pricing. However, the Banks are making efforts to originate enough loan volume to stabilize the portfolio holdings. Future growth is expected to increase in the commercial lending market as well as in the home equity market.

LOANS RECEI VABLE

                                                JUNE 30,       DECEMBER 31,
                                                 2004              2003
Residential mortgage loans:
  One-to-four family                         $   47,142,041  $      40,826,997
  Non Residential                                32,550,060         29,624,474
  Home equity loans                              31,900,236         20,646,169
Consumer loans                                    8,457,179          9,122,657
Commercial loans, including participations       31,152,832         28,445,997
                                             --------------  -----------------
Total gross loans                               151,202,348        128,666,294
                                             --------------  -----------------
  Less allowance for loan losses                 (1,586,271)        (1,681,005)
                                             --------------  -----------------
Total loans receivable, net                  $  149,616,077  $     126,985,289
                                             ==============  =================

NON-PERFORMING LOANS

                                                   JUNE 30,       DECEMBER 31,
                                                    2004             2003
Non-performing loans consist of the following:
 Non-accrual loans                              $     778,514   $       901,298
 Ninety (90) days past due                          1,203,132         1,094,005
                                                -------------   ---------------
Total non-performing loans                      $   1,981,646   $     1,995,303
                                                =============   ===============
Non-performing loans to total loans                      1.31%             1.55%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has not been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At June 30, 2004, the Banks reported approximately $778,000 of impaired loans, a decrease of ($123,000) from December 31, 2003, and $1,203,000 in loans ninety (90) days past due, an increase of $109,000 from December 31, 2003. There is a decreased variance in the allowance for loan losses to total gross loans from 1.55% for the year ended December 31, 2003 to 1.31% for the six month period ended June 30, 2004. This variance is directly related to decreases in the non-performing assets. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when a loan is 180 days past due or when uncollectibility is confirmed.

Activity in the allowance for loan losses consists of the following:

                                                                      SIX MONTHS ENDED
                                                                         JUNE 30
                                                                 --------------------------
                                                                    2004            2003
Balance, beginning of period                                     $ 1,681,005    $ 1,717,072
Add:
 Provision for loan losses                                           195,000        120,000
 Recoveries of loans previously charged off                            4,849         32,641
 Less gross charge-offs:                                                   -              -
  Residential real estate loans                                      (90,619)       (15,955)
  Consumer/commercial  loans                                        (203,964)      (738,297)
                                                                 -----------    -----------
Balance, end of period                                           $ 1,586,271    $ 1,115,461
                                                                 ===========    ===========
Net charge-offs to total average loans outstanding (annualized)         0.42%          2.44%

Allowance for loan losses at June 30, 2004 was $1,586,000, a decrease of ($95,000) from December 31, 2003. The Company's provision for loan losses for the first half of 2004 was $195,000 and its net charge-offs were approximately $290,000.

Total liabilities at June 30, 2004 were $188,444,000, an increase of $5,862,000 compared to $182,582,000 at December 31, 2003. Deposits at June 30, 2004 were $159,062,000 compared to $160,686,000 at December 31, 2003, a decrease of
($1,624,000). As a result of this decrease, other borrowings have increased due to increased loan demand by $7,548,000 to $24,426,000 at June 30, 2004 from $16,878,000 at December 31, 2003. Management continues to emphasize the benefits of gathering non-certificate depository funding as a means of decreasing the Banks' overall funding costs, improving levels of fee income derived from depository relationships, and encouraging a stronger relationship with its customer base. By acquiring primary transaction accounts, the Banks are less susceptible to loss of accounts during periods of volatile interest rates.

Shareholders' equity at June 30, 2004 was $16,035,000, a decrease of ($193,000) compared $16,228,000 at December 31, 2003. The change in equity resulted from the net income of $170,000, offset by a decrease of ($337,000) from reductions in the fair value of the Company's available-for-sale investment portfolio and by ($26,000) of additional capital expenses from the rights offering during the fourth quarter of 2003 related to the acquisition of Unified Banking Company.

RESULTS OF OPERATIONS: Three Months Ended June 30, 2004

During the three month period ended June 30, 2004, the Company's net loss was ($57,000) compared to a net loss of ($24,000) reported for the three month period ended June 30, 2003. The income tax expense/benefit was $0 for the three month period ended June 30, 2004 and for the three month period ended June 30, 2003. In December 2002, the Company recognized a valuation allowance of $760,000 pertaining to the recoverability of its deferred tax assets. Management concluded that it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized, and no further tax benefit was recorded in the first quarter of 2003. The Company increased its valuation allowance to offset an increase in deferred tax assets, resulting in no income tax benefit for the quarter ended June 30, 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $632,000, an increase in the provision for loan losses of $38,000, an increase in non-interest income of $32,000, and an increase in non-interest expenses of $659,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $1,062,000, offset by an increase in interest expense of $430,000. The increase in interest income was primarily due to the acquisition of Unified Banking Company and accounts for $838,000 of this increase, with $224,000 from loan growth and investment portfolio increases at Shelby County Bank. The major variance in interest expense of $332,000 can be attributed to Unified Banking Company. An increase in interest expense of $98,000, due to increases in certificates of deposits and borrowings offset by declining interest rates can be attributed to Shelby County Bank.

Interest income and fees from loans increased from $1,016,000 for the three month period ended June 30, 2003 to $2,011,000 for the three month period ended June 30, 2004. This increase was comprised of a favorable variance of $1,562,000 due to higher average loan balances of $87,774,000 of which $62,000,000 can be attributed to the acquisition Unified Banking Company and an unfavorable variance of ($567,000) due to a decrease of 156 basis points in the effective yield on loans. The reduction in yield was largely due to increased balances in variable rate products, as well as lower yields on new loans originated during a period of rapidly falling market interest rates. The overall yield on loans fell to 5.59% for the three month period ended June 30, 2004 from 7.15% for the three month period ended June 30, 2003.

Interest income from investment securities increased $77,000 to $340,000 for the three months ended June 30, 2004, when compared to the three month period ended June 30, 2003. This increase results from a favorable variance of $81,000 from an increase in average investment balances of $8,356,000, of which $10,700,000 can be attributed to Unified Banking Company offset by a decrease in the average investment balances at Shelby County Bank of ($2,344,000) and an unfavorable variance of ($4,000) due to investment yields being 4 basis points lower. In order to improve interest rate sensitivity, liquidity and capital during the second quarter 2004, Shelby County Bank sold ($1,555,000) of its available-for-sale U.S. government agency and corporate securities. During the three month period ended June 30, 2004, there were also principal payment reductions in the mortgage backed securities of ($841,000). At Unified Banking Company there was a maturity of a U.S. Treasury Bill of ($3,500,000) and payment reductions in the mortgage backed securities of ($1,083,000). The U.S. Treasury Bill was replaced with a $3,000,000 U.S. government agency GNMA as this type of security receives favorable risk based treatment.

Interest expense on deposits increased $334,000 to $809,000 for the three month period ended June 30, 2004, compared to $475,000 for the three month period ended June 30, 2003. This increase was comprised of an unfavorable variance of $615,000 due to an increase in average deposit balances of $69,931,000, of which $55,445,000 can be attributed to Unified Banking Company and a favorable variance of ($281,000) due to a decrease in average rates on deposits from 2.63% to 2.29%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The increase in average deposit balances is primarily the result of the acquisition of Unified Banking Company. Additionally, increases in certificates of deposits were used as funding sources and to offset maturities of high rate promotional certificates of deposits.

Interest expense on FHLB advances and other borrowings increased $96,000 from $85,000 for the three-month period ended June 30, 2003 to $181,000 for the three month period ended June 30, 2004. This increase was the result of an unfavorable variance of $90,000 due to an increase in the average borrowing balance of $11,673,000, of which $4,000,000 can be attributed to the acquisition of Unified Banking Company in the fourth quarter of 2003. In order to finance a portion of this acquisition, the Company borrowed $4,000,000 and incurred $50,000 in interest expense during the second quarter of 2004 related to this borrowing. An additional volume variance of $3,500,000 can also be attributed to Unified Banking Company. An unfavorable variance of $6,000 is due to an increase in rate from 3.06% to 3.16%.

For the three month period ended June 30, 2004, the provision for loan losses was $98,000 compared to $60,000 for the three month period ended June 30, 2003. An increase of $52,000 is attributed to Unified Banking Company offset by a decrease of ($14,000) in the provision for loan losses at Shelby County Bank as a result of decreases in non-performing assets.

Total non-interest income was $270,000 for the three-month period ended June 30, 2004 compared to $238,000 for the three month period ended June 30, 2003. Of this increase, $120,000 can be attributed to the acquisition of Unified Banking Company, primarily the result of $114,000 in secondary market mortgage loan fees; $10,000 from service charges and fees on deposit accounts and other fees; and a loss of ($4,000) on disposals of equipment. Service charges and fees on deposit accounts, gains on sales of loans and other assets, and other fees for Blue River and Shelby County Bank increased $44,000 for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003. These increases for the three month period ended June 30, 2004 were offset by a decrease of ($132,000) in net gains on available-for-sale securities and other assets at Shelby County Bank when compared to the three month period ended June 30, 2003.

Non-interest expenses totaled $1,630,000 for the three month period ended June 30, 2004, compared to $971,000 during the three month period ended June 30, 2003. Of the increase of $659,000, $643,000 can be attributed to Unified Banking Company. Salaries and benefits for the three month period ended June 30, 2004 were $682,000, an increase of $273,000 from the three month period ended June 30, 2003. Of this increase, $336,000 is attributable to Unified Banking Company offset by a decrease of ($63,000) at Shelby County Bank. When compared to the three month period ended June 30, 2003, occupancy costs increased $107,000, of which $101,000 can be attributed to Unified Banking Company. Professional fees for the three-month period were $130,000 compared to $110,000 for the three month period ended June 30, 2003, an increase of $20,000. This increase results from $24,000 at Unified Banking Company offset by a decrease of ($4,000) at Shelby County Bank when compared to the three month period ended June 30, 2003. Bank fees and charges increased $12,000 from the three month period ended June 30, 2003 to $25,000. An increase of $8,000 in bank fees and charges are attributed to Unified Banking Company. Director fees for the three month period ended June 30, 2004 were $59,000 compared to $33,000 for the three month period ended June 30, 2003, of this increase, $25,000 is related to Unified Banking Company. Costs associated with stationery, supplies and printing increased by $29,000 to $43,000 from $14,000 for the three month period ended June 30, 2003. Of this increase, $8,000 can be attributed to Unified Banking Company and $21,000 to Shelby

County Bank and Blue River as additional costs associated for printing of the annual report and proxy statement were expensed for during the second quarter of 2004. Data processing costs increased $48,000 to $148,000 for the three month period ended June 30, 2004. An increase in data processing costs of $35,000 is attributable to Unified Banking Company and there is $13,000 in additional data processing expenses at Shelby County Bank. Data processing charges have increased on an average of approximately $3,500 per month at Shelby County Bank during the quarter ended June 30, 2004 compared with the second quarter ended June 30, 2003 due to increased volume. Federal deposit insurance premiums decreased ($21,000) to $12,000 for the period ended June 30, 2004. A decrease of ($24,000) is due to a decrease in Shelby County Bank's FDIC's risk classification, this was offset by $3,000 of FDIC insurance expense attributable to Unified Banking Company. As a result of the acquisition of Unified Banking Company and the associated purchase accounting, Unified Banking Company has a core deposit intangible. The amortization expense for this core deposit intangible for the three month period ended June 30, 2004 was $19,000. Other expenses including advertising and promotion increased to $287,000 from $141,000 for the period ended June 30, 2004. The majority of this increase or $84,000 is attributable to Unified Banking Company and $62,000 to Shelby County Bank. Of the increase at Shelby County Bank, $65,000 is due to related third party loan costs associated with the growth of the loan portfolio. The offset decrease of ($3,000) is reflective of net decreases in various other expenses.

RESULTS OF OPERATIONS: Six Months Ended June 30, 2004

During the six month period ended June 30, 2004, the Company's net income was $170,000 compared to a net loss of ($74,000) reported for the six month period ended June 30, 2003. The income tax expense/ benefit was $0 for the six month period ended June 30, 2004 and for the six month period ended June 30, 2003. In December 2002, the Company recognized a valuation allowance of $760,000 pertaining to the recoverability of its deferred tax assets. Management concluded that it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized, and no further tax benefit was recorded in the first quarter of 2003. The Company recorded a reduction in its valuation allowance to offset a decline in deferred tax assets, resulting in no income tax expense for the six months ended June 30, 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $1,428,000, an increase in the provision for loan losses of $75,000, an increase in non-interest income of $190,000, and an increase in non-interest expenses of $1,299,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $2,098,000, offset by an increase in interest expense of $670,000. The increase in interest income was primarily due to the acquisition of Unified Banking Company and accounts for $1,726,000 of this increase. Loan growth at Shelby County Bank represents $361,000 of the total increase along with increases in the investment portfolio of $44,000 offset by a decrease in interest bearing and FHLB dividends of ($33,000). Of the increase in interest expense of $670,000, the major variance of $529,000 can be attributed to Unified Banking Company. An increase in interest expense of $141,000, due to increases in certificates of deposits and borrowings offset by declining interest rates can be attributed to Shelby County Bank.

Interest income and fees from loans increased from $2,042,000 for the six month period ended June 30, 2003 to $3,885,000 for the six month period ended June 30, 2004. This increase was comprised of a favorable variance of $4,663,000 due to higher average loan balances of $82,401,000 of which $60,595,000 can be attributed to the acquisition Unified Banking Company and an unfavorable variance of ($2,820,000) due to a decrease of 166 basis points in the effective yield on loans. The reduction in yield was largely due to increased balances in variable rate products, as well as lower yields on new loans originated during a period of rapidly falling market interest rates. The overall yield on loans fell to 5.62% for the six month period ended June 30, 2004 from 7.28% for the six month period ended June 30, 2003.

Interest income from investment securities increased $269,000 to $787,000 for the six months ended June 30, 2004, when compared to the six month period ended June 30, 2003. This increase results from a favorable variance of $400,000 from an increase in average investment balances of $15,793,000, of which $14,961,000 can be attributed to Unified Banking Company and an increase in the average investment balances at Shelby County Bank of $832,000 offset by an unfavorable variance of ($131,000) due to investment yields being 23 basis points lower. The rate variance was the result of decreasing interest rates, a high rate of turnover due to increased prepayments on mortgage-backed securities, and incremental portfolio growth and replacement of portfolio runoff with lower rate bonds. In order to improve interest rate sensitivity, liquidity and capital during the six month period ended June 30, 2004, Unified Banking Company sold ($8,442,000) of its available-for-sale U.S. government agency securities. These were replaced in part with $6,453,000 in available-for-sale U.S. government agency GNMA securities, and a U.S. Treasury Bill as these receive favorable risk-based capital treatment. Additionally, at Unified Banking Company there were payment reductions in the mortgage backed securities of ($2,507,000), and a maturity of a U.S. government Treasury Bill of ($3,500,000). Shelby County bank sold ($2,590,000) of its available-for-sale U.S. government agency and corporate securities. During the six month period ended June 30, 2004, there were also principal payment reductions in the mortgage backed securities of ($1,727,000) and a municipal bond maturity of ($120,000).

Interest expense on deposits increased $469,000 to $1,435,000 for the six month period ended June 30, 2004, compared to $966,000 for the six month period ended June 30, 2003. This increase was comprised of an unfavorable variance of $2,357,000 due to an increase in average deposit balances of $71,549,000, of which $56,018,000 can be attributed to Unified Banking Company, this was offset by a favorable variance of ($1,888,000) due to a decrease in average rates on deposits from 2.79% to 2.04%. This favorable rate variance was created by lower certificate rates on new and renewed certificates, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The increase in average deposit balances is primarily the result of the acquisition of Unified Banking Company. Additionally, increases in certificates of deposits at Shelby County Bank were used as funding sources and to offset maturities of high rate promotional certificates of deposits and increased loan growth.

Interest expense on FHLB advances and other borrowings increased $200,000 from $169,000 for the six-month period ended June 30, 2003 to $369,000 for the six month period ended June 30, 2004. This increase was the result of an unfavorable variance of $183,000 due to an increase in the average borrowing balance of $11,808,000, of which $4,000,000 can be attributed to the acquisition of Unified Banking Company in the fourth quarter of 2003. In order to finance a portion of this acquisition, the Company borrowed $4,000,000 and incurred $100,000 in interest expense related to this borrowing during the six month period ended June 30, 2004. An additional volume variance of $4,744,000 can also be attributed to Unified Banking Company. An unfavorable variance of $17,000 is due to an increase in rate from 3.06% to 3.21%.

For the six month period ended June 30, 2004, the provision for loan losses was $195,000 compared to $120,000 for the six month period ended June 30, 2003. Of the increase, $105,000 is directly related to the acquisition of Unified Banking Company, offset by a decrease at Shelby County Bank of ($30,000) as a result of decreases in non-performing assets.

Total non-interest income was $592,000 for the six month period ended June 30, 2004 compared to $402,000 for the six month period ended June 30, 2003. Of this increase, $331,000 can be attributed to the acquisition of Unified Banking Company, primarily the result of $177,000 in secondary market mortgage loan fees, $138,000 in gains on available-for sale securities and other assets and $16,000 from service charges and fees on deposit accounts and other fees. These increases, due to the acquisition of Unified Banking Company, were offset by a decrease of ($141,000) at Shelby County Bank and Blue River. Service charges and fees on deposit accounts at Shelby County Bank increased $40,000 for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003. This increase was offset by a decrease of ($158,000) in net gains on available-for-sale securities at Shelby County Bank as Shelby County Bank sold $4,200,000 of its available-for-sale investments and recognized a gain of $161,000 from these sales during the six month period ended June 30, 2003. There was also a net decrease of ($23,000) in other fees and gains/losses on other assets during the six month period ended June 30, 2004 when compared to the six month period ended June 30, 2003.

Non-interest expenses totaled $3,172,000 for the six month period ended June 30, 2004, compared to $1,873,000 during the six month period ended June 30, 2003. Of the increase of $1,299,000; $1,251,000 can be attributed to Unified Banking Company. Salaries and benefits for the six month period ended June 30, 2004 were $1,332,000, an increase of $533,000 from the six month period ended June 30, 2003. Of this increase, $617,000 is attributable to Unified Banking Company offset by a decrease of ($84,000) at Shelby County Bank. The decrease in salaries at Shelby County Bank is primarily comprised of net deferred salary fees and costs relating to the loan growth. When compared to the six month period ended June 30, 2003, occupancy costs increased $199,000, of which $190,000 can be attributed to Unified Banking Company. Professional fees for the six month period were $243,000 compared to $183,000 for the six month period ended June 30, 2003, an increase of $60,000. This increase results from $64,000 at Unified Banking Company offset by a decrease of ($4,000) at Shelby County Bank when compared to the six month period ended June 30, 2003. Bank fees and charges increased $22,000 from the six month period ended June 30, 2003 to $49,000 for the six month period ended June 30, 2004. An increase of $17,000 in bank fees and charges are attributed to Unified Banking Company. Director fees for the six month period ended June 30, 2004 were $118,000 compared to $67,000 for the six month period ended June 30, 2003, of this increase, $50,000 is related to Unified Banking Company. Costs associated with stationery, supplies and printing increased by $50,000 to $74,000 for the six month period ended June 30, 2004 from $24,000 for the six month period ended June 30, 2003. Of this increase, $14,000 can be attributed to Unified Banking Company and $36,000 to Shelby County Bank and Blue River as additional costs associated for printing of the annual report and proxy statement were expensed for during the second quarter of 2004. Data processing costs increased $64,000 to $299,000 for the six month period ended June 30, 2004. An increase in data processing costs of $73,000 is attributable to Unified Banking Company offset by a ($9,000) decrease in data processing expenses at Shelby County Bank. However, this year to date decrease in data processing charges at Shelby County Bank is not expected to continue, as volume due to growth and additional product offerings are steadily increasing. Federal deposit insurance premiums decreased ($52,000) to $25,000 for the six month period ended June 30, 2004. A decrease of ($58,000) is due to a decrease in Shelby County Bank's FDIC's risk classification, this was offset by $6,000 of FDIC insurance expense attributable to Unified Banking Company. As a result of the acquisition of Unified Banking Company and the associated purchase accounting, Unified Banking Company has a core deposit intangible. The amortization expense for this core deposit intangible for the six month period ended June 30, 2004 was $35,000. Other expenses including advertising and promotion increased to $567,000 for the six month period ended June 30, 2004 from $229,000 for the six period ended June 30, 2003. The majority of this increase or $185,000 is attributable to Unified Banking Company and $153,000 to Shelby County Bank. Of the increase at Shelby County Bank, $107,000 is due to related third party loan costs associated with the growth of the loan portfolio and is offset by the decrease in salaries relating to net deferred fees and costs for the same period. The additional increase of $46,000 at Shelby County Bank for the six month period ended June 30, 2004 is reflective of net increases in various other expenses and primarily represents an increase of $23,000 in insurance expenses due to increased premiums and increases of $7,000 relating to expenses of other real estate and repossessed assets.

CAPITAL RESOURCES AND LIQUIDITY

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 2004, the Banks satisfied all capital requirements. Shelby County Bank's capital ratios have improved due to the private placements of the Company's common stock during the third quarter of 2002 and the first quarter of 2003 and the Company's rights offering in the fourth quarter of 2003. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of June 30, 2004:

For Capital Adequacy Purposes:

                            SHELBY COUNTY BANK
                                               TOTAL
                  TANGIBLE        CORE       RISK-BASED
                  CAPITAL        CAPITAL      CAPITAL
                         (DOLLARS IN THOUSANDS)
Bank Amount      $     7,400   $     7,400   $    8,409
Required Amount        1,794         3,589        6,468
                 -----------   -----------   ----------
Excess           $     5,606   $     3,811   $    1,941
                 ===========   ===========   ==========
Bank Ratio              6.19%         6.19%       10.40%
Required Ratio          1.50%         3.00%        8.00%
                 -----------   -----------   ----------
Ratio Excess            4.69%         3.19%        2.40%
                 ===========   ===========   ==========

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Unified Banking Company as of June 30, 2004:

For Capital Adequacy Purposes:

                        UNIFIED BANKING COMPANY
                                               TOTAL
                  TANGIBLE        CORE       RISK-BASED
                  CAPITAL        CAPITAL      CAPITAL
                         (DOLLARS IN THOUSANDS)

Bank Amount      $     6,255   $     6,255   $    6,833
Required Amount        1,186         2,371        5,115
                 -----------   -----------   ----------
Excess           $     5,069   $     3,884   $    1,718
                 ===========   ===========   ==========
Bank Ratio              7.91%         7.91%       10.69%
Required Ratio          1.50%         3.00%        8.00%
                 -----------   -----------   ----------
Ratio Excess            6.41%         4.91%        2.69%
                 ===========   ===========   ==========

Liquidity measures the Banks' ability to meet its savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements. The Banks maintain liquidity of at least 4% of net withdrawable assets. At June 30, 2004, Shelby County Bank's regulatory liquidity ratio was 5.46% and Unified Banking Company's regulatory liquidity ratio was 13.88%.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the six months ended June 30, 2004, the Banks have significantly increased their use of funds as a result of increased loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's current liquidity sources, the private placement of common stock during the third quarter 2002, a subsequent private placement which occurred during the first quarter of 2003 and the rights offering and borrowing related to the acquisition of Unified Banking Company in the fourth quarter of 2003, the Company does not anticipate the need for any additional external funding over the next twelve months.

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

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls during the quarter ended June 30, 2004.

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

      PART II

      OTHER INFORMATION

      Item 1.Legal Proceedings

             None

      Item 2.Changes in Securities and Purchases of Securities

             None

      Item 3.Defaults upon Senior Securities

             None

      Item 4.Submission of Matters to a Vote of Security Holders

             At the annual meeting of the shareholders, held on May 13, 2004, in addition to the election of two new directors to serve a three year term expiring in 2007, the shareholders voted upon three board proposals contained in Blue River's Proxy Statement dated April 9, 2004.

             Steven R. Abel, Russell Breeden, III, Lawrence T. Toombs, Wendell
             L. Bernard, Peter G. Deprez, and Wayne C. Ramsey all continue as directors of the Company.

             The Board nominees were elected as directors with the following vote:

    Nominee                     For          Withheld
-----------------           ---------        --------
John Robert Owens           3,025,499         48,637
Robert J. Salyers           3,026,799         47,337

             The Board proposals were approved with the following vote:

                                                                        Abstentions
                                                                        (Other Than     Broker
                                                                          Broker         Non-
                    Proposal                        For     Against      Non-Votes)     Votes
-----------------------------------------------  ---------  -------     -----------   ---------
Amendment to                                     3,014,206   52,604           7,326         -0-
the Articles of Incorporation
to eliminate the Indiana
residency requirements for
directors.

Ratification of the                              3,030,805   42,831             500         -0-
the appointment of Crowe Chizek and Company LLC
as independent auditors for
fiscal year 2004.

Approval of the 2004                             1,390,374  305,704          12,537   1,365,521
Stock Option Plan of Blue
River Bancshares, Inc.

      Item 5.Other Information

             None

      Item 6.Exhibits and Reports on Form 8-K

             (a) The exhibits to this Form 10-QSB are listed in the attached
             Exhibit Index.

             (b) The Company filed a Form 8-K on April 5, 2004, with the Securities and Exchange Commission announcing changes in the Company's Certifying Accountants. In a previous filing dated February 23, 2004, as amended March 4, 2004, the audit committee of the Board of Directors of the Company notified Deloitte & Touche LLP, its independent public accountants of their dismissal effective upon the filing of the Company's Form 10-KSB for the year ended December 31, 2003. Further, the Company also announced the engagement of the accounting firm of Crowe Chizek and Company LLC as the independent public accountants of the Company for the year ending December 31, 2004.

             (c) The Company filed a Form 8-K/A on April 14, 2004, with the Securities and Exchange Commission amending the Form 8-K filed with the Securities and Exchange Commission on April 5, 2004. The amendment included a comment letter from Deloitte & Touche LLP filed as an exhibit regarding the change in the Company's Certifying Accountants.

             (d) The Company filed a Form 8-K on April 30, 2004 with Securities and Exchange Commission announcing first quarter 2004 earnings. A press release was filed as an exhibit to the current report.

             (e) The Company filed a Form 8-K on May 21, 2004, with the Securities and Exchange Commission announcing the election of Russell Breeden, III as Chairman of the Board and Robert J. Salyers and John R. Owens to the Company's Board of Directors. A press release was filed as an exhibit to the current report.

                                    * * * * *

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                   Blue River Bancshares, Inc.

Date:  August 12, 2004         By:      /s/ Patrice M. Lima
                                   ---------------------------------------------
                                     Patrice M. Lima, Vice President, Controller
                                     (Principal Financial Officer &
                                      Chief Accounting Officer)

                                  EXHIBIT INDEX
                              Document Description

Exhibit No.

   3.1          Amendment to the Articles of Incorporation of the Company

   3.2          Bylaws of the Company

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