Form 10QSB
period 2004-09-30
BLUE RIVER BANCSHARES INC
filed 2004-11-15
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File Number
                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                        Indiana                             35-2016637
      -----------------------------------------       ----------------------
             (State or other jurisdiction of            (I. R. S. Employer
             incorporation or organization)           Identification Number)

             29 East Washington Street
                Shelbyville, Indiana                          46176
      -----------------------------------------       ----------------------
      (Address of principal executive office)               (Zip Code)
                 Issuer's telephone number, including area code:
                                 (317) 398-9721

As of November 15, 2004, there were 3,406,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                     Yes [ ] No [X]

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I. FINANCIAL INFORMATION:

        Item 1.  Financial Statements:

                 Consolidated Statements of Financial Condition (Unaudited)
                 as of September 30, 2004 and December 31, 2003                                      3

                 Consolidated Statements of Operations and Comprehensive Income
                 (Unaudited) for the three months ended September 30, 2004 and 2003                  4

                 Consolidated Statements of Operations and Comprehensive Income
                 (Unaudited) for the nine months ended September 30, 2004 and 2003                   5

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 nine months ended September 30, 2004 and 2003                                       6

                 Notes to Consolidated Financial Statements (Unaudited)                           7-11

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                       12-25

        Item 3.  Controls and Procedures                                                            26

PART II. OTHER INFORMATION:                                                                         27

        Item 1.  Legal Proceedings

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        Item 3.  Defaults upon Senior Securities

        Item 4.  Submission of Matters to a Vote of Security Holders

        Item 5.  Other information

        Item 6.  Exhibits

SIGNATURE PAGE                                                                                      28

EXHIBIT INDEX                                                                                       29

PART I FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                     2004              2003
ASSETS
Cash and due from banks                                           $   5,492,903    $   6,609,803
Interest-bearing deposits with banks                                  9,726,845        1,192,500
                                                                  -------------    -------------
  Cash and cash equivalents                                          15,219,748        7,802,303
                                                                  -------------    -------------
Investment securities available for sale                             33,774,985       48,825,911
Investment securities held to maturity                                   19,887          134,663
Loans receivable, net of allowance for loan losses                  150,166,849      126,985,289
   of $1,797,302 and $1,681,005
Stock of FHLB                                                         2,866,000        2,765,500
Accrued interest receivable                                             952,513        1,008,822
Deferred income taxes                                                 2,569,710        2,749,610
Premises and equipment, net                                           2,164,400        2,288,022
Real estate owned                                                     1,979,357        2,052,223
Prepaid expenses and other assets                                       386,434          798,306
Core deposit intangible, net                                            396,547          427,066
Goodwill                                                              3,145,176        2,972,743
                                                                  -------------    -------------

TOTAL ASSETS                                                      $ 213,641,606    $ 198,810,458
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Deposits                                                          176,486,276      160,685,890
  FHLB advances and other borrowings                                 15,663,269       16,878,276
  Term debt                                                           4,000,000        4,000,000
  Accrued expenses and other liabilities                                609,284          715,253
  Accrued interest payable                                              620,624          302,745
                                                                  -------------    -------------
Total liabilities                                                   197,379,453      182,582,164
                                                                  -------------    -------------

SHAREHOLDERS' EQUITY:
  Common stock, without par value: 3,406,150 shares issued and
    outstanding                                                      24,621,287       24,647,617
  Accumulated deficit                                                (8,421,968)      (8,499,910)
  Unrealized gain on securities available for sale, net of tax           62,834           80,587
                                                                  -------------    -------------

Total shareholders' equity                                           16,262,153       16,228,294
                                                                  -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 213,641,606    $ 198,810,458
                                                                  =============    =============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                          2004           2003
INTEREST INCOME:
  Loans receivable                                     $ 2,215,757    $ 1,033,733
  Securities                                               355,329        339,687
  Interest-bearing deposits                                 21,536          6,711
  Dividends from FHLB                                       32,875         27,112
                                                       -----------    -----------
           Total interest income                         2,625,497      1,407,243
                                                       -----------    -----------
INTEREST EXPENSE:
  Interest expense on deposits                             866,730        490,743
  Interest expense on borrowings                           190,675         90,618
                                                       -----------    -----------
           Total interest expense                        1,057,405        581,361
                                                       -----------    -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES     1,568,092        825,882
PROVISION FOR LOAN LOSSES                                  175,000         60,000
                                                       -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      1,393,092        765,882
                                                       -----------    -----------

NON-INTEREST INCOME:
  Service charges and fees                                  77,767         57,635
  Gain on sale of securities                                16,563         68,789
  Secondary market mortgage fees                           139,168              -
  Other                                                     51,154         51,092
                                                       -----------    -----------
           Total non-interest income                       284,652        177,516
                                                       -----------    -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                           715,630        392,191
  Premises and equipment                                   215,247        116,153
  Federal deposit insurance                                 12,770         35,602
  Data processing                                          147,696         98,834
  Advertising and promotion                                 39,626          8,688
  Bank fees and charges                                     27,382         13,423
  Directors fees                                            57,150         33,450
  Professional fees                                         92,313         75,152
  Stationery, supplies and printing                         29,401         14,733
  Core deposit intangible                                   17,241              -
  Merger costs                                             152,853              -
  Other                                                    262,641        112,739
                                                       -----------    -----------
           Total non-interest expense                    1,769,950        900,965
                                                       -----------    -----------

NET BEFORE INCOME TAX                                      (92,206)        42,433
INCOME TAX EXPENSE (BENEFIT)                                     -              -
                                                       -----------    -----------

NET INCOME (LOSS)                                      $   (92,206)   $    42,433
                                                       ===========    ===========
COMPREHENSIVE INCOME (LOSS)                            $   226,564    $  (224,111)
                                                       ===========    ===========
Basic and diluted earnings (loss) per share            $     (0.03)   $      0.02
                                                       ===========    ===========

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                     2004          2003
                                                  -----------   -----------
INTEREST INCOME:
  Loans receivable                                $ 6,100,322   $ 3,075,350
  Securities                                        1,142,286       857,590
  Interest-bearing deposits                            38,573        42,672
  Dividends from FHLB                                  93,951        83,340
                                                  -----------   -----------
           Total interest income                    7,375,132     4,058,952
                                                  -----------   -----------

INTEREST EXPENSE:
  Interest expense on deposits                      2,301,778     1,456,819
  Interest expense on FHLB and other borrowings       560,239       259,702
                                                  -----------   -----------
           Total interest expense                   2,862,017     1,716,521
                                                  -----------   -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN
  LOSSES                                            4,513,115     2,342,431
PROVISION FOR LOAN LOSSES                             370,000       180,000
                                                  -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                            4,143,115     2,162,431
                                                  -----------   -----------

NON-INTEREST INCOME:
  Service charges and fees                            227,488       157,087
  Gain on sale of securities                          121,731       229,407
  Secondary market mortgage fees                      286,105        15,268
  Other                                               241,070       177,697
                                                  -----------   -----------
           Total non-interest income                  876,394       579,459
                                                  -----------   -----------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                    2,047,359     1,190,924
  Premises and equipment                              646,365       348,008
  Federal deposit insurance                            37,689       112,567
  Data processing                                     446,587       333,705
  Advertising and promotion                            78,502        30,174
  Bank fees and charges                                76,012        40,079
  Directors fees                                      174,650       100,350
  Professional fees                                   335,105       258,527
  Stationery, supplies and printing                   103,667        39,308
  Core deposit intangible                              52,267             -
  Merger Costs                                        152,853             -
  Other                                               790,510       319,869
                                                  -----------   -----------
           Total non-interest expense               4,941,566     2,773,511
                                                  -----------   -----------

NET INCOME (LOSS) BEFORE INCOME TAX                    77,943       (31,621)
INCOME TAX  EXPENSE (BENEFIT)                               -             -
                                                  -----------   -----------

NET INCOME (LOSS)                                 $    77,943   $   (31,621)
                                                  ===========   ===========
COMPREHENSIVE INCOME  (LOSS)                      $    60,190   $  (382,972)
                                                  ===========   ===========
Basic and diluted earnings (loss) per share       $      0.02   $     (0.01)
                                                  ===========   ===========

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                          2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $     77,943    $    (31,621)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization                                                        1,332,094         406,010
    Provision for loan losses                                                              370,000         180,000
    FHLB stock dividend                                                                   (100,500)        (55,600)
    (Gain) on sales of securities                                                         (121,731)       (229,407)
    (Gain) on sales other real estate owned                                                (35,849)        (46,541)
    (Gain) on sales of loans                                                                (9,922)              -
  Changes in assets and liabilities:
    Accrued interest receivable                                                             56,309        (195,642)
    Other assets                                                                           395,325        (655,360)
    Accrued interest payable and other liabilities                                         211,910       1,495,523
                                                                                      ------------    ------------
           Net cash from operating activities                                            2,175,579         867,362
                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan funded, net of collections                                                      (23,708,541)     (9,332,406)
  Principal maturities collected on securities available for sale                        9,212,046       6,534,467
  Principal maturities collected on securities held to maturity                            114,605               -
  Proceeds from sales of real estate owned                                                 108,715         512,671
  Purchase of premises and equipment                                                       (61,884)        (19,789)
  Proceeds from sales of securities available-for-sale                                  19,573,584       9,482,230
  Purchases of securities available-for-sale                                           (13,893,204)    (20,963,669)
                                                                                      ------------    ------------
           Net cash from investing activities                                           (8,654,679)    (13,786,496)
                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net of offering costs of $101,110                             -       2,483,116
  Additional offering costs from proceeds of rights offering                               (26,331)              -
  Repayment of FHLB advances and other borrowings                                      (82,319,450)     (4,000,000)
  Proceeds from FHLB advances and other borrowings                                      81,104,443       4,000,000
  Net increase in deposits                                                              15,137,883      11,710,589
                                                                                      ------------    ------------
           Net cash from financing activities                                           13,896,545      14,193,705
                                                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                          7,417,445       1,274,571

CASH AND EQUIVALENTS, Beginning of period                                                7,802,303       3,439,078
                                                                                      ------------    ------------

CASH AND EQUIVALENTS, End of period                                                   $ 15,219,748    $  4,713,649
                                                                                      ============    ============

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

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

      The accompanying consolidated interim financial statements at September 30, 2004, and for the three months ended September 30, 2004 and 2003, and the nine month periods ended September 30, 2004 and 2003 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

Cash and cash equivalents                             $ 1,757,709
Investments                                            22,124,689
Loans receivable, net of allowance of $633,297         57,382,493
Other assets                                            1,345,471
Core deposit intangible                                   459,764
Goodwill                                                3,145,176
                                                      -----------

Total assets acquired                                 $86,215,302
                                                      -----------

Deposits                                              $73,364,574
Borrowed funds                                          3,931,924
Other liabilities                                         373,941
                                                      -----------

Total liabilities acquired                            $77,670,439
                                                      -----------

Net assets acquired                                   $ 8,544,863
                                                      ===========

4.    COMMON SHARE INFORMATION

      Earnings (loss) per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings (loss) per share computations:

                                                          FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          --------------------------
                                                             2004        2003
Basic earnings per share:
  Weighted average common shares                            3,406,150     2,406,150
                                                          ===========   ===========

Diluted earnings per share:
 Weighted average common shares                             3,406,150     2,406,150
 Dilutive effect of stock options                                  --           427
                                                          -----------   -----------
 Weighted average common shares and incremental shares      3,406,150     2,406,577
                                                          ===========   ===========

                                                          FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          -------------------------
                                                             2004          2003
Basic earnings per share:
  Weighted average common shares                            3,406,150     2,336,552
                                                          ===========   ===========

Diluted earnings per share:
 Weighted average common shares                             3,406,150     2,336,552
 Dilutive effect of stock options                              32,812             -
                                                          -----------   -----------
  Weighted average common shares and incremental shares     3,438,962     2,336,552
                                                          ===========   ===========

      During the three months ended September 30, 2004 and the nine months ended September 30, 2003, there were no incremental shares relating to the dilutive effect of stock options. For the three months ended September 30, 2003 and the nine months ended September 30, 2004, respectively 198,350, and 122,350 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

5.    STOCK BASED COMPENSATION

      At September 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                    SEPTEMBER 30,
                                                             -------------------------
                                                                2004           2003
Net income (loss):
  Net income (loss) as reported                              $   (92,206)   $   42,433
    Deduct total stock based employee compensation
      expense determined under fair value based method for
      all awards, net of related tax effects                      (8,175)      (33,884)
                                                             -----------    ----------
  Pro forma, net income (loss)                               $  (100,381)   $    8,549
                                                             ===========    ==========
Net earnings (loss) per share:
  Basic earnings (loss) per share                            $     (0.03)   $     0.02
  Diluted earnings (loss) per share                          $     (0.03)   $     0.02

Pro forma earnings (loss) per share:
  Basic earnings (loss) per share                            $     (0.03)   $     0.00
  Diluted earnings (loss) per share                          $     (0.03)   $     0.00

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                                 2004             2003
Net income (loss):
  Net income (loss) as reported                              $      77,943    $     (31,621)
    Deduct total stock based employee compensation
      expense determined under fair value based method for
      all awards, net of related tax effects                       (24,525)        (101,652)
                                                             -------------    -------------
  Pro forma, net income (loss)                               $      53,418    $    (133,273)
                                                             =============    =============
Net earnings (loss) per share:
  Basic earnings (loss) per share                            $        0.02    $       (0.01)
  Diluted earnings (loss) per share                          $        0.02    $       (0.01)

Pro forma earnings (loss) per share:
  Basic earnings (loss) per share                            $        0.02    $       (0.06)
  Diluted earnings (loss) per share                          $        0.02    $       (0.06)

6.    INCOME TAXES

      During the fourth quarter of 2002, the Company recorded a valuation allowance against a portion of the deferred tax assets because management believed it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized. The Company recorded a reduction in its valuation allowance to offset a decline in the deferred tax assets, resulting in no income tax expense for the nine months ended September 30, 2004. The Company has generated federal and state operating losses carryforwards totaling $4.5 million. The net operating loss carryforwards, if unused will begin to expire in 2020 through 2023.

7.    AFFILIATION AND MERGER WITH HEARTLAND BANCSHARES, INC.

      On August 31, 2004, the Company and Heartland Bancshares, Inc. (Heartland), Franklin, Indiana, entered into an Agreement of Affiliation and Merger which provides for Heartland to merge with and into to the Company. The banking subsidiaries, of the Company and Heartland, Shelby County Bank and Heartland Community Bank, respectively, will also merge their operations pursuant to the merger agreement. Under the terms of the agreement, a stock-for-stock merger will occur in which 2.54 shares of the Company's common stock will be exchanged, on a tax-free basis, for each share of Heartland common stock. The Company and Heartland also entered into reciprocal option agreements providing the other party with an option to purchase up to 19.9% of its presently outstanding common stock in certain events. The merger is subject to approval by the shareholders of the Company and Heartland as well as federal and state regulatory authorities and other conditions customary for transactions of this nature. Based primarily on the relative ownership of Heartland and Blue River shareholders in the merged entity, as well as the composition of the Board of Directors of the merged entity, it is expected that Heartland will be considered the acquiring entity for accounting purposes. During the third quarter of 2004, the Company incurred costs of $153,000 related to the merger with Heartland Bancshares, Inc. These costs were expensed by the Company since it is expected that Heartland will be the acquiring entity in the merger.

8. DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

      On October 4, 2004, the Company entered into a Severance Agreement and Release with Lawrence T. Toombs pursuant to which Mr. Toombs resigned as the President and a director of the Company and as the President and Chief Executive Officer and a director of the Company's wholly-owned subsidiary, Shelby County Bank. Under the terms of such agreement, Mr. Toombs will receive his base compensation until August 2, 2005 in addition to other benefits. Subsequently, the Board of Directors appointed Russell Breeden, III, the Company's Chairman and CEO, as the President of the Company and Randy Collier, the Company's current Executive Vice President, as the acting President and Chief Executive Officer of Shelby County Bank.

9.    NEW ACCOUNTING PRONOUNCEMENTS

      EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company's financial statements is not known, but it is possible this guidance could change management's assessment of other-than-temporary impairment in future periods.

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

FORWARD LOOKING STATEMENTS

Further, this Quarterly Report on Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report which express "belief", "intention", "expectation", "prospects", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risk and uncertainties which may cause actual results to differ materially from those in such statements. Some of the factors that may generally cause actual results to differ materially from projection, forecasts, estimates and expectations include, but are not limited to (i) changes in the interest rate environment, (ii) competitive pressures among financial institutions, (iii) general economic conditions on local or national levels,
(iv) political developments, wars or other hostilities that may disrupt or increase volatility in securities markets, (v) legislative or regulatory changes, (vi) changes in prepayment speeds of loans or securities, (vii) changes in loan sale volumes, charge-offs and loan loss provisions, (viii) changes in legal or regulatory proceedings, and (ix) the impact of reputation risk created by these developments on such matters as business generation or retention. Such statements reflect the current view of the Company and the Banks with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company and the Banks.

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Unified Banking Company. The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. The Company maintains a $4,000,000 loan from a commercial bank.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The estimate most susceptible to change in the near term is the allowance for loan losses.

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

MANAGEMENT OVERVIEW

Overview of Financial Condition at September 30, 2004 and December 31, 2003

On a consolidated basis, the Company's total assets as of September 30, 2004 were $213,642,000 compared to total assets of $198,810,000 at December 31, 2003. As of September 30, 2004, gross loans were $151,964,000 compared to gross loans of $128,666,000 at December 31, 2003. Deposits were $176,486,000 at September 30, 2004 compared to $160,686,000 at December 31, 2003. Total capital was $16,262,000 at September 30, 2004 compared to $16,228,000 at December 31, 2003.
Outstanding shares of common stock were 3,406,150 as of September 30, 2004 and December 31, 2003.

Overview of Results of Operations for the Three Months Ended September 30, 2004 and 2003

For the quarter ended September 30, 2004, the Company's net consolidated loss was ($92,000). This compares to consolidated net income of $42,000 for the same period of 2003. Basic loss per share was ($0.03) for the quarter ended September 30, 2004 compared to $0.02 earnings per share for the quarter ended September 30, 2003. Weighted average outstanding shares (basic) for the third quarter of 2004 were 3,406,150 compared to 2,406,150 for the third quarter of 2003. The Company previously recorded a valuation allowance against its deferred tax asset in 2002. The Company increased its valuation allowance to offset an increase in deferred tax assets, resulting in no income tax benefit for the quarter ended September 30, 2004. Additionally, the Company benefited from recognizing required purchase accounting treatment based on the acquisition of Unified Banking Company. The benefit of the accounting treatment for the three months ended September 30, 2004 was $58,000. However, this benefit will be decreasing in the future. The next quarter will be the first quarter in which we have comparative financial information which includes Unified Banking Company.

Interest income for the three months ended September 30, 2004 was $2,625,000 compared to $1,407,000 for the three months ended September 30, 2003. Interest expense increased to $1,057,000 for the period ended September 30, 2004 compared to total interest expense of $581,000 for the same period in 2003. The third quarter of 2004 was the third full quarter of consolidated reporting including Unified Banking Company.

Net interest income before loan loss provision for the three months ended September 30, 2004 was $1,568,000 as compared to $826,000 for the same period in 2003, or a 90% increase. Non-interest income for the three months ended September 30, 2004 was $285,000 as compared to $178,000 for the same period in 2003, or a 60% increase. The two increases in the prime lending rate also increased our net interest income for the three months ended September 30, 2004.

Non-interest expense increased to $1,770,000 for the three months ended September 30, 2004 from $901,000 for the same period of 2003. There were professional costs of $153,000 related to the proposed merger with Heartland Bancshares, Inc. occurring in the third quarter of 2004. In addition, the costs to manage and remove real estate owned remains very high. The Company expects to materially reduce this non-earning asset category during the fourth quarter of 2004.

The increase in interest income in the three month period ending September 30, 2004, when compared to the same period of 2003, is attributed to an increase of $979,000 in interest income from Unified Banking Company, which was acquired in November, 2003. The additional increase in interest income of $239,000 is the result of loan growth offset by declining yields at Shelby County Bank.

The increase in interest expense for the three month period ended September 30, 2004, when compared to the same period of 2003, included interest expense of $350,000 associated with the addition of Unified Banking Company. There was also an increase in interest expense of $126,000 due to increased volume of deposits and borrowings at Shelby County Bank, partially offset by reductions in interest rates.

The increase in non-interest income of $107,000 for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 was comprised of $79,000 in secondary market mortgage loan fees; $9,000 in service charges and fees on deposit accounts and $25,000 in other fees. This positive impact was offset by a net loss of ($2,000) on sales of available-for-sale securities at Unified Banking Company. Fees on deposit accounts and other fees for Blue River and Shelby County Bank increased $11,000. Additionally, there were $30,000 in secondary market mortgage loan fees and an increase of $5,000 in other income offset by a decrease of $50,000 in net gains on sales of securities at Shelby County Bank when comparing the two periods.

The increase in non-interest expense of $869,000 for the three month period ended September 30, 2004 compared to same period ended September 30, 2003, primarily included non-interest expense of $622,000 associated with Unified Banking Company and $153,000 in merger related costs associated with the proposed merger with Heartland Bancshares, Inc.

Overview of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

For the nine month period ended September 30, 2004, the Company's net consolidated income was $78,000. This compares to a consolidated net loss of ($32,000) for the same period of 2003. Basic earnings per share were $0.02 for the nine months ended September 30, 2004 compared to ($0.01) loss per share for the nine months ended September 30, 2003. Weighted average outstanding shares (basic) for the first three quarters of 2004 were 3,406,150 compared to 2,336,552 for the first three quarters of 2003. The Company previously recorded a valuation allowance against its deferred tax asset in 2002. The Company recorded a reduction in its valuation allowance to offset a decline in deferred tax assets, resulting in no income tax expense for the nine month period ended September 30, 2004. Additionally, the Company benefited from recognizing required purchase accounting treatment based on the acquisition of Unified Banking Company. The benefit of the accounting treatment for the nine months ended September 30, 2004 was $244,000. However, this benefit will be decreasing in the future quarters.

Interest income for the nine months ended September 30, 2004 was $7,375,000 compared to $4,059,000 for the nine months ended September 30, 2003. Interest expense increased to $2,862,000 for the nine month period ended September 30, 2004 compared to total interest expense of $1,717,000 for the same period in 2003.

Net interest income before loan loss provision for the nine months ended September 30, 2004 was $4,513,000 as compared to $2,342,000 for the same period in 2003, or a 93% increase. Non-interest income for the nine months ended September 30, 2004 was $877,000 as compared to $579,000 for the same period in 2003, or a 51% increase.

Non-interest expense increased to $4,942,000 for the nine months ended September 30, 2004 from $2,774,000 for the same period of 2003.

The increase in interest income in the nine month period ending September 30, 2004, when compared to the same period of 2003, is attributed to an increase of $2,705,000 in interest income from Unified Banking Company, which was acquired in November, 2003, and an interest income increase of $611,000 from loan growth offset by declining yields at Shelby County Bank.

The increase in interest expense for the nine month period ended September 30, 2004, when compared to the same period of 2003, included interest expense of $878,000 associated with the addition of Unified Banking Company, and an increase in interest expense of $267,000 due to increased volume of deposits and borrowings at Shelby County Bank, partially offset by reductions in interest rates.

The increase in non-interest income of $297,000 for the nine month period ended September 30, 2004 compared to September 30, 2003 was comprised of $256,000 in secondary market mortgage loan fees; $135,000 in net gains on securities available-for-sale and other assets; and $51,000 in service charges and fees on deposit accounts at Unified Banking Company. Fees on deposit accounts and other fees for the stand alone holding company, Blue River, and Shelby County Bank increased $51,000. There also was an increase of $15,000 in secondary market mortgage fees at Shelby County Bank. These increases were offset by a decrease of $206,000 in net gains on sales of available-for-sale securities and net decreases of $5,000 in other fees and gains on other assets at Shelby County Bank when comparing the two periods.

The increase in non-interest expense of $2,168,000 for the nine month period ended September 30, 2004 compared to same period ended September 30, 2003, primarily included non-interest expense of $1,873,000 associated with Unified Banking Company and $153,000 in merger related costs associated with the proposed merger with Heartland Bancshares, Inc.

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

The Company's total assets at September 30, 2004 were $213,642,000, an increase of $14,831,000 from December 31, 2003. The increase is primarily a result of an increase in loans due to growth, which was offset by a decline in securities available-for-sale and cash and due from banks, and a decrease in other real estate owned. The increase in net loans was $23,182,000, offset by a decrease in securities available-for-sale of $15,051,000 a decrease in cash and due from banks of $1,117,000 and a decrease in other real estate owned of $73,000. During the first three quarters of 2004, the Banks focused their efforts on commercial loan production to improve interest income, and in home equity lending in order to strengthen its Qualified Thrift Lender ("QTL") ratios. However, at the end of the third quarter 2004, it was necessary for Shelby County Bank to participate $4,000,000 of its commercial loan and home equity loan portfolios to other banks. This was accomplished in order to assure its "well capitalized" status. The Banks are strategically maintaining their "well capitalized" status while continuing to focus on improving net interest income and overall profitability.

The investment portfolio balances have decreased to $33,795,000 at September 30, 2004 from $48,961,000 at December 31, 2003. In an effort to improve risk-based capital and manage liquidity, the Banks sold $9,575,000 of their available-for-sale investment securities during the first quarter of 2004; $1,563,000 during the second quarter of 2004 and $8,436,000 during the third quarter 2004. These sales yielded a year to date net gain of $122,000. There were maturities of securities available for sale and securities held to maturity of $3,850,000 which also contributed to the decline in investments. Additional decreases in the investments were due to average repayments of approximately $609,000 per month on the mortgage-backed-securities. These sales, maturities and repayments were replaced with $13,893,000 in U.S. government, GNMA and treasury securities. The Banks have continued to invest primarily in GNMA mortgage-backed securities. These investment products receive favorable risk-based capital treatment.

The Banks' interest-bearing deposits within other banks increased $8,534,000 to $9,727,000 from $1,193,000 at December 31, 2003. The large amount of interest-bearing deposits within other banks is primarily the result of one large account at Unified Banking Company which has significant volatility in the amount of overnight deposits which they maintain. The Company's present liquidity levels are sufficient to meet its operating needs. The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. In 2003, the Company raised additional capital from stock offerings. The Company then contributed a portion of the additional capital to Unified Banking Company in an amount equal to $500,000 during the fourth quarter of 2003 and an additional $400,000 during the first and second quarters of 2004. Due to the Company's current liquidity sources and its increased use of funds, the Company does not anticipate the need for any additional external funding over the next six months.

The Banks' net loans increased $23,182,000 from December 31, 2003 to $150,167,000 at September 30, 2004. During the nine month period ended September 30, 2004, the Banks sought loan products that provided the opportunity to continue to improve interest rate sensitivity through shorter maturity terms and variable rate pricing. However, immediate future growth is expected to decelerate in the commercial lending market as well as in the home equity market in order to maintain the banks' "well capitalized" status.

      LOANS RECEIVABLE

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 2004              2003
Residential mortgage loans:
   One-to-four family                        $  45,169,382    $  40,826,997
   Non Residential                              31,841,830       29,624,474
   Home equity loans                            32,887,986       20,646,169
Consumer loans                                   8,544,712        9,122,657
Commercial loans, including participations      33,520,241       28,445,997
                                             -------------    -------------
Total gross loans                              151,964,151      128,666,294
                                             -------------    -------------
  Less allowance for loan losses                (1,797,302)      (1,681,005)
                                             -------------    -------------
Total loans receivable, net                  $ 150,166,849    $ 126,985,289
                                             =============    =============

      NON-PERFORMING LOANS

                                                  SEPTEMBER 30     DECEMBER 31,
                                                     2004             2003
Non-performing loans consist of the following:
  Non-accrual loans                              $     785,890    $     901,298
  Ninety (90) days past due                          1,495,144        1,094,005
                                                 -------------    -------------

Total non-performing loans                       $   2,281,034    $   1,995,303
                                                 =============    =============

Non-performing loans to total loans                       1.50%            1.55%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has not been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At September 30, 2004, the Banks reported approximately $786,000 of non-accrual loans, a decrease of $115,000 from December 31, 2003, and $1,495,000 in loans ninety days past due, an increase of $401,000 from December 31, 2003. There is a decrease in the non-performing loans to total gross loans from 1.55% at December 31, 2003 to 1.50% at September 30, 2004. This decrease is directly related to the increase in total loans outstanding. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when a loan is 180 days past due or when uncollectibility is confirmed.

Activity in the allowance for loan losses consists of the following:

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                      2004              2003
Balance, beginning of period                                      $   1,681,005     $   1,717,072
Add:
  Provision for loan losses                                             370,000           180,000
  Recoveries of loans previously charged off                             54,239            80,038
  Less gross charge-offs:                                                     -                 -
    Residential real estate loans                                      (128,479)          (39,028)
    Consumer/commercial loans                                          (179,463)         (848,940)
                                                                  -------------     -------------

Balance, end of period                                            $   1,797,302     $   1,089,142
                                                                  =============     =============

Net charge-offs to total average loans outstanding (annualized)            0.54%             4.02%
Allowance to total average loans outstanding                               1.24%             1.81%

Allowance for loan losses at September 30, 2004 was $1,797,000, an increase of $116,000 from December 31, 2003. The Company's provision for loan losses for the first three quarters of 2004 was $370,000 and its net charge-offs were approximately $254,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS, or the Banks' historical losses and multiplying such loss percentages to the Banks' distribution of portfolio balances since management believes this will be representative of future losses inherent in the portfolio. The calculated reserve is compared to the Banks' existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by management. The reason for the increase in the allowance was primarily due to these monthly assessments resulting in monthly provisions. These increases were offset by the net-charge-offs for the period. Residential real estate loan charge-offs consisted of primarily two loans; one at Unified Banking Company of $91,000 charged-off during the second quarter of 2004 with more losses anticipated during the fourth quarter of 2004, and one at Shelby County Bank of $27,000 also occurring during the second quarter of 2004. Consumer and commercial loan charge-offs consisted primarily of three loans; two loans at Unified Banking Company of $71,000 charged-off during the second quarter of 2004, and one loan at Shelby County Bank of $67,000 charged-off during the first of quarter 2004. The allowance to total average loans outstanding decreased 57 basis points from 1.81% for the nine month period ended September 30, 2003 to 1.24% for the nine month period ended September 30, 2004. This decrease was the result of the addition of Unified Banking Company, and the general improvement of the loan portfolio, increased volume and the concentrated effort to reduce problem loans at Shelby County Bank.

Total liabilities at September 30, 2004 were $197,379,000, an increase of $14,797,000 compared to $182,582,000 at December 31, 2003. Deposits at September 30, 2004 were $176,486,000 compared to $160,686,000 at December 31, 2003, an increase of $15,800,000. Accordingly, other borrowings have decreased by $1,215,000 to $15,663,000 at September 30, 2004 from $16,878,000 at December 31,
2003. During the third quarter of 2004, it was necessary for Shelby County Bank to accept $6,068,000 in brokered certificates of deposits to better position its asset and liability administration. In addition, management will continue to emphasize the benefits of gathering non-certificate depository funding as a means of decreasing the Banks' overall funding costs, improving levels of fee income derived from depository relationships, and encouraging a stronger relationship with its customer base. By acquiring primary transaction accounts, the Banks are less susceptible to loss of accounts during periods of volatile interest rates.

Shareholders' equity at September 30, 2004 was $16,262,000, an increase of $34,000 compared to $16,228,000 at December 31, 2003. The change in equity resulted from net income of $78,000, offset by a decrease of $18,000 from reductions in the fair value of the Company's available-for-sale investment portfolio and by $26,000 of additional capital expenses from the rights offering during the fourth quarter of 2003 related to the acquisition of Unified Banking Company.

RESULTS OF OPERATIONS: Three Months Ended September 30, 2004

During the three month period ended September 30, 2004, the Company's net loss was ($92,000) compared to net income of $42,000 reported for the three month period ended September 30, 2003. The income tax expense/benefit was $0 for the three month period ended September 30, 2004 and for the three month period ended September 30, 2003. In December 2002, the Company recognized a valuation allowance of $760,000 pertaining to the recoverability of its deferred tax assets. Management concluded that it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized, and no further tax benefit was recorded in 2003. The Company increased its valuation allowance to offset an increase in deferred tax assets, resulting in no income tax benefit for the quarter ended September 30, 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $742,000, an increase in the provision for loan losses of $115,000, an increase in non-interest income of $107,000, and an increase in non-interest expenses of $869,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $1,218,000, offset by an increase in interest expense of $476,000. The increase in interest income was primarily due to the acquisition of Unified Banking Company which accounts for $979,000 of this increase, with $239,000 from loan growth and investment portfolio increases at Shelby County Bank. The major variance in interest expense of $350,000 is attributed to Unified Banking Company. An increase in interest expense of $126,000, due to increases in certificates of deposits and borrowings offset by declining interest rates, attributed to Shelby County Bank.

Interest income and fees from loans increased from $1,034,000 for the three month period ended September 30, 2003 to $2,216,000 for the three month period ended September 30, 2004. This increase was comprised of a favorable variance of $1,553,000 due to higher average loan balances of $92,454,000, of which $62,000,000 can be attributed to the acquisition Unified Banking Company, and an unfavorable variance of $371,000 due to a decrease of 96 basis points in the effective yield on loans. The reduction in yield was largely due to increased balances in variable rate products, as well as lower yields on new loans originated during a period of low interest rates. The overall yield on loans fell to 5.79% for the three month period ended September 30, 2004 from 6.75% for the three month period ended September 30, 2003.

Interest income from investment securities increased $15,000 to $355,000 for the three months ended September 30, 2004, when compared to the three month period ended September 30, 2003. This increase resulted from a favorable variance of $12,000 from an increase in average investment balances of $1,300,000, of which $12,083,000 can be attributed to Unified Banking Company offset by a decrease in the average investment balances at Shelby County Bank of $10,783,000 and an unfavorable variance of $3,000 due to investment yields being 4 basis points lower. In order to improve interest rate sensitivity, liquidity and capital during the third quarter 2004, Shelby County Bank sold $2,234,000 of its available-for-sale U.S. government agency FNMA securities. During the three month period ended September 30, 2004, there were also principal payment reductions in the mortgage backed securities of $556,000 and a $130,000 maturity of a municipal bond. Shelby County Bank replaced a portion of its available-for-sale U.S. agency securities with a $1,032,000 GNMA, as this type of security receives favorable risk-based capital treatment. At Unified Banking Company there were sales of U.S. agency FNMA securities of $6,185,000 and payment reductions in the mortgage backed securities of $906,000. The U.S. agency FNMA securities were replaced with U.S. agency GNMA securities in the amount of $6,408,000 as this type of security receives favorable risk-based capital treatment.

Interest expense on deposits increased $376,000 to $867,000 for the three month period ended September 30, 2004, compared to $491,000 for the three month period ended September 30, 2003. This increase was comprised of an unfavorable variance of $582,000 due to an increase in average deposit balances of $72,507,000, of which $56,995,000 can be attributed to Unified Banking Company and a favorable variance of $206,000 due to a decrease in average rates on deposits from 2.58% to 2.34%. This favorable rate variance was created by lower certificate rates on new and renewed certificates of deposit, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The increase in average deposit balances is primarily the result of the acquisition of Unified Banking Company. Additionally, increases in certificates of deposits were used as funding sources and to offset maturities of high rate promotional certificates of deposits.

Interest expense on FHLB advances and other borrowings increased $100,000 from $91,000 for the three-month period ended September 30, 2003 to $191,000 for the three month period ended September 30, 2004. This increase was the result of an unfavorable variance of $90,000 due to an increase in the average borrowing balance of $12,381,000, of which $4,000,000 can be attributed to the acquisition of Unified Banking Company in the fourth quarter of 2003. In order to finance a portion of this acquisition, the Company borrowed $4,000,000 and incurred $47,000 in interest expense during the third quarter of 2004 related to this borrowing. An additional volume variance of $5,654,000 can also be attributed to Unified Banking Company. An unfavorable variance of $10,000 was due to an increase in interest rates from 2.88% to 3.04%.

For the three month period ended September 30, 2004, the provision for loan losses was $175,000 compared to $60,000 for the three month period ended September 30, 2003. The increase of $115,000 is attributed to Unified Banking Company as there was no variance in the provision for loan losses at Shelby County Bank for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003.

Total non-interest income was $285,000 for the three-month period ended September 30, 2004 compared to $178,000 for the three month period ended September 30, 2003. Of this increase, $111,000 can be attributed to the acquisition of Unified Banking Company, primarily the result of $79,000 in secondary market mortgage loan fees; $34,000 from service charges and fees on deposit accounts and other fees; and a loss of ($2,000) on net losses on available-for-sale securities. Service charges and fees on deposit accounts, gains on sales of loans and other assets, and other fees for Blue River and Shelby County Bank increased $16,000 for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003. In addition there were $30,000 in secondary mortgage loan fees. These increases for the three month period ended September 30, 2004 were offset by a decrease of $50,000 in net gains on available-for-sale securities at Shelby County Bank when compared to the three month period ended September 30, 2003.

Non-interest expenses totaled $1,770,000 for the three month period ended September 30, 2004, compared to $901,000 during the three month period ended September 30, 2003. Of the increase of $869,000, $622,000 can be attributed to Unified Banking Company and $247,000 to Shelby County Bank and Blue River, of which $153,000 can be attributed to the proposed merger with Heartland Bancshares, Inc.

Changes in non-interest expenses consist of the following:


                                         THREE MONTHS ENDED                          SHELBY COUNTY       UNIFIED
                                            SEPTEMBER 30                                 BANK            BANKING
                                    -----------------------------    CHANGE FROM     & BLUE RIVER        COMPANY
                                        2004             2003           2003         DOLLAR CHANGE    DOLLAR CHANGE
                                                                                     -------------    -------------
Salaries and employee benefits      $     715,630   $     392,191   $     323,439    $      25,170    $     298,269
Occupancy                                 215,247   $     116,153          99,094            1,737    $      97,357
Federal deposit insurance                  12,770          35,602         (22,832)         (25,135)           2,303
Data Processing                           147,696          98,834          48,862           16,340           32,522
Advertising and promotion                  39,626           8,688          30,938            6,452           24,486
Bank fees and charges                      27,382          13,423          13,959            3,957           10,002
Director Fees                              57,150          33,450          23,700           (1,800)          25,500
Professional Fees                          92,313          75,152          17,161           (7,134)          24,295
Stationery, supplies and printing          29,401          14,733          14,668            8,909            5,759
Core deposit intangible                    17,241               -          17,241                -           17,241
Merger costs                              152,853               -         152,853          152,853                -
Other Expenses                            262,641         112,739         149,902           66,080           83,822
                                    -------------   -------------   -------------    -------------    -------------
                                    $   1,769,950   $     900,965   $     868,985    $     247,429    $     621,556
                                    =============   =============   =============    =============    =============

The major fluctuations in non-interest expense indicate an increase in salaries and employee benefits of $25,000 due to staffing additions at Shelby County Bank offset by net deferred salary fees and costs related loan growth. Data processing charges increased at Shelby County Bank on an average of approximately $5,400 per month during the quarter ended September 30, 2004 compared with the third quarter ended September 30, 2003. This increase is a result of increased transactional volume. Federal deposit insurance premiums decreased $25,000 at Shelby County Bank for the period ended September 30, 2004 due to a decrease in Shelby County Bank's FDIC's risk classification. As a result of the acquisition of Unified Banking Company and the associated purchase accounting, Unified Banking Company has a core deposit intangible. The amortization expense for this core deposit intangible for the three month period ended September 30, 2004 was $17,000. Merger costs of $153,000 associated with the proposed merger with Heartland Bancshares, Inc. as discussed in Note 7 were incurred on the Blue River level during the third quarter of 2004. Other expenses at Shelby County Bank and Blue River increased $66,000 from the period ended September 30, 2003. The majority of this increase, $52,000 is related third party loan costs associated with the growth of the loan portfolio.

RESULTS OF OPERATIONS: Nine Months Ended September 30, 2004

During the nine month period ended September 30, 2004, the Company's net income was $78,000 compared to a net loss of ($32,000) reported for the nine month period ended September 30, 2003. The income tax expense/ benefit was $0 for the nine month period ended September 30, 2004 and for the nine month period ended September 30, 2003. In December 2002, the Company recognized a valuation allowance of $760,000 pertaining to the recoverability of its deferred tax assets. Management concluded that it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized, and no further tax benefit was recorded in 2003. The Company recorded a reduction in its valuation allowance to offset a decline in deferred tax assets, resulting in no income tax expense for the nine months ended September 30, 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $2,171,000, an increase in the provision for loan losses of $190,000, an increase in non-interest income of $297,000, and an increase in non-interest expenses of $2,169,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $3,316,000, offset by an increase in interest expense of $1,145,000. The increase in interest income was primarily due to the acquisition of Unified Banking Company which accounts for $2,705,000 of this increase. Loan growth at Shelby County Bank represents $700,000 of the total increase offset by decreases in the investment portfolio and interest-bearing deposits of $83,000 as a result of decreased volume and by a decrease in interest bearing and FHLB dividends of $6,000. Of the increase in interest expense of $1,145,000, the major variance of $878,000 can be attributed to Unified Banking Company. An increase in interest expense of $267,000, due to increases in certificates of deposits and borrowings offset by declining interest rates can be attributed to Shelby County Bank.

Interest income and fees from loans increased from $3,075,000 for the nine month period ended September 30, 2003 to $6,100,000 for the nine month period ended September 30, 2004. This increase was comprised of a favorable variance of $3,533,000 due to higher average loan balances of $85,693,000 of which $61,617,000 can be attributed to the acquisition Unified Banking Company and an unfavorable variance of ($508,000) due to a decrease of 141 basis points in the effective yield on loans. The reduction in yield was largely due to increased balances in variable rate products, as well as lower yields on new loans originated during a period of low interest rates. The overall yield on loans fell to 5.66% for the nine month period ended September 30, 2004 from 7.07% for the nine month period ended September 30, 2003.

Interest income from investment securities increased $285,000 to $1,142,000 for the nine months ended September 30, 2004, when compared to the nine month period ended September 30, 2003. This increase resulted from a favorable variance of $294,000 from an increase in average investment balances of $11,003,000, of which $14,098,000 can be attributed to Unified Banking Company and a decrease in the average investment balances at Shelby County Bank and Blue River of $3,095,000 offset by an unfavorable variance of $9,000 due to investment yields being 3 basis points lower. The rate variance was the result of decreasing interest rates, a high rate of turnover due to increased prepayments on mortgage-backed securities, and incremental portfolio growth and replacement of portfolio runoff with lower rate bonds. In order to improve interest rate sensitivity, liquidity and capital during the nine month period ended September 30, 2004, Unified Banking Company sold $14,726,000 of its available-for-sale U.S. government agency securities. These were replaced in part with $12,861,000 in available-for-sale U.S. government agency GNMA securities, and a U.S. Treasury Bill as these receive favorable risk-based capital treatment. Additionally, at Unified Banking Company there were payment reductions in the mortgage backed securities of $3,413,000, and a maturity of a U.S. government Treasury Bill of $3,500,000. Shelby County Bank sold $4,848,000 of its available-for-sale U.S. government agency and corporate securities. During the nine month period ended September 30, 2004, there were also principal payment reductions in the mortgage backed securities of $2,164,000 and municipal bond maturities of $250,000. These sales and maturities were offset in part with a purchase of a $1,032,000 U.S. government agency GNMA security as this type of security receives a favorable risk-based capital treatment.

Interest expense on deposits increased $845,000 to $2,302,000 for the nine month period ended September 30, 2004, compared to $1,457,000 for the nine month period ended September 30, 2003. This increase was comprised of an unfavorable variance of $1,007,000 due to an increase in average deposit balances of $70,660,000, of which $56,335,000 can be attributed to Unified Banking Company, this was offset by a favorable variance of $162,000 due to a decrease in average rates on deposits from 2.69% to 2.15%. This favorable rate variance was created by lower certificate rates on new and renewed certificates of deposit, as well as reduced rates applied to core deposit products such as interest-bearing checking, savings, and money market accounts. The increase in average deposit balances is primarily the result of the acquisition of Unified Banking Company. Additionally, increases in certificates of deposits and brokered certificates of deposits at Shelby County Bank were used as funding sources and to offset maturities of high rate promotional certificates of deposits and increased loan growth.

Interest expense on FHLB advances and other borrowings increased $300,000 from $260,000 for the nine month period ended September 30, 2003 to $560,000 for the nine month period ended September 30, 2004. This increase was the result of an unfavorable variance of $273,000 due to an increase in the average borrowing balance of $12,020,000, of which $4,000,000 can be attributed to the acquisition of Unified Banking Company in the fourth quarter of 2003. In order to finance a portion of this acquisition, the Company borrowed $4,000,000 and incurred $147,000 in interest expense related to this borrowing during the nine month period ended September 30, 2004. An additional volume variance of $5,158,000 can also be attributed to Unified Banking Company. An unfavorable variance of $27,000 was due to an increase in interest rates from 2.98% to 3.13%.

For the nine month period ended September 30, 2004, the provision for loan losses was $370,000 compared to $180,000 for the nine month period ended September 30, 2003. Of the increase, $220,000 is directly related to the acquisition of Unified Banking Company, offset by a decrease at Shelby County Bank of $30,000 as a result of decreases in non-performing assets.

Total non-interest income was $876,000 for the nine month period ended September 30, 2004 compared to $579,000 for the nine month period ended September 30, 2003. Of this increase, $442,000 can be attributed to the acquisition of Unified Banking Company, primarily the result of $256,000 in secondary market mortgage loan fees, $98,000 in net gains on available-for sale securities, $19,000 from service charges and fees on deposit accounts and $69,000 from other fees and gains/losses on other assets. These increases, due to the acquisition of Unified Banking Company, were offset by a decrease of $145,000 at Shelby County Bank and Blue River. Service charges and fees on deposit accounts at Shelby County Bank increased $51,000 for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003. Shelby County Bank's non-interest income also reflects an increase of $30,000 in secondary market mortgage loan fees for the period ended September 30, 2004. These increases were offset by a decrease of $206,000 in net gains on available-for-sale securities at Shelby County Bank as Shelby County Bank sold $9,480,000 of its available-for-sale investments and recognized a gain of $229,000 from these sales during the nine month period ended September 30, 2003. There was also a net decrease of $20,000 in other fees and gains/losses on other assets during the nine month period ended September 30, 2004 when compared to the nine month period ended September 30, 2003.

Non-interest expenses totaled $4,942,000 for the nine month period ended September 30, 2004, compared to $2,774,000 during the nine month period ended September 30, 2003. Of the increase of $2,168,000, $1,873,000 can be attributed to Unified Banking Company and $295,000 to Shelby County Bank and Blue River, of which $153,000 can be attributed to the proposed merger with Heartland Bancshares, Inc.

Changes in non-interest expense consist of the following:


                                          NINE MONTHS ENDED                          SHELBY COUNTY       UNIFIED
                                            SEPTEMBER 30                                 BANK            BANKING
                                    -----------------------------    CHANGE FROM     & BLUE RIVER        COMPANY
                                        2004             2003           2003         DOLLAR CHANGE    DOLLAR CHANGE
                                                                                     -------------    -------------
Salaries and employee benefits      $   2,047,359   $   1,190,924   $     856,435    $     (59,205)   $     915,640
Occupancy                                 646,365   $     348,008         298,357           11,332    $     287,025
Federal deposit insurance                  37,689         112,567         (74,878)         (82,296)           7,418
Data Processing                           446,587         333,705         112,882            7,233          105,649
Advertising and promotion                  78,502          30,174          48,328            1,710           46,618
Bank fees and charges                      76,012          40,079          35,933            9,024           26,909
Director Fees                             174,650         100,350          74,300           (1,200)          75,500
Professional Fees                         335,105         258,527          76,578          (11,282)          87,860
Stationery, supplies and printing         103,667          39,308          64,359           44,293           20,066
Core deposit intangible                    52,267               -          52,267                -           52,267
Merger costs                              152,853               -         152,853          152,853                -
Other Expenses                            790,510         319,869         470,641          222,869          247,772
                                    -------------   -------------   -------------    -------------    -------------
                                    $   4,941,566   $   2,773,511   $   2,168,055    $     295,331    $   1,872,724
                                    =============   =============   =============    =============    =============

The major fluctuations in non-interest expense at Shelby County Bank and Blue River indicate a decrease in salaries and employee benefits of $59,000 due to net deferred salary fees and costs related loan growth offset by staff additions. Costs associated with stationery, supplies and printing at Shelby County Bank and Blue River increased by $44,000 for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003. Shelby County Bank and Blue River incurred additional costs associated with printing of the annual report and proxy statement and these costs were expensed during the second quarter of 2004. Federal deposit insurance premiums decreased $82,000 for the nine month period ended September 30, 2004 at Shelby County Bank. This decrease is the result of a positive FDIC risk classification change at Shelby County Bank. As a result of the acquisition of Unified Banking Company and the associated purchase accounting, Unified Banking Company has a core deposit intangible. The amortization expense for this core deposit intangible for the nine month period ended September 30, 2004 was $52,000. Merger costs of $153,000 associated with the proposed merger with Heartland Bancshares, Inc. as discussed in Note 7 were incurred by Blue River during the third quarter of 2004. Other expenses at Shelby County Bank and Blue River have increased by $223,000 for the period ended September 30, 2004 compared to the nine month period ended September 30, 2003. Of the increase at Shelby County Bank, $159,000 is due to related third party loan costs associated with the growth of the loan portfolio and is offset by the decrease in salaries relating to net deferred fees and costs for the same period. The additional increase of $63,000 at Shelby County Bank for the nine month period ended September 30, 2004 is reflective of net increases in various other expenses and primarily represents an increase of $14,000 in insurance expenses due to increased premiums and increases of $6,000 relating to expenses of other real estate and repossessed assets.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At September 30, 2004, the Banks satisfied all capital requirements. Shelby County Bank's capital ratios have improved due to the private placements of the Company's common stock during the third quarter of 2002 and the first quarter of 2003 and the Company's rights offering in the fourth quarter of 2003. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of September 30, 2004:

For Capital Adequacy Purposes:

                               SHELBY COUNTY BANK
                                                     TOTAL
                    TANGIBLE          CORE         RISK-BASED
                    CAPITAL          CAPITAL        CAPITAL
                             (DOLLARS IN THOUSANDS)
Bank Amount       $       7,639   $       7,639   $       8,714
Required Amount           1,838           3,677           6,883
                  -------------   -------------   -------------

Excess            $       5,801   $       3,962   $       1,831
                  =============   =============   =============

Bank Ratio                 6.23%           6.23%          10.13%
Required Ratio             1.50%           3.00%           8.00%
                  -------------   -------------   -------------

Ratio Excess               4.73%           3.23%           2.13%
                  =============   =============   =============

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Unified Banking Company as of September 30, 2004:

For Capital Adequacy Purposes:

                            UNIFIED BANKING COMPANY
                                                     TOTAL
                    TANGIBLE          CORE         RISK-BASED
                    CAPITAL          CAPITAL        CAPITAL
                             (DOLLARS IN THOUSANDS)
Bank Amount       $       6,276   $       6,276   $       6,963
Required Amount           1,273           2,546           5,000
                  -------------   -------------   -------------

Excess            $       5,003   $       3,730   $       1,963
                  =============   =============   =============

Bank Ratio                 7.40%           7.40%          11.14%
Required Ratio             1.50%           3.00%           8.00%
                  -------------   -------------   -------------

Ratio Excess               5.90%           4.40%           3.14%
                  =============   =============   =============

Liquidity measures the Banks' ability to meet its savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements. The Banks maintain liquidity of at least 4% of net withdrawable assets. At September 30, 2004, Shelby County Bank's regulatory liquidity ratio was 7.89% and Unified Banking Company's regulatory liquidity ratio was 19.47%.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the nine months ended September 30, 2004, the Banks have significantly increased their use of funds as a result of increased loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's current liquidity sources, the private placement of common stock during the third quarter 2002, a subsequent private placement which occurred during the first quarter of 2003 and the rights offering and borrowing related to the acquisition of Unified Banking Company in the fourth quarter of 2003, the Company does not anticipate the need for any additional external funding over the next six months.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      PART II

      OTHER INFORMATION

      Item 1. Legal Proceedings

              None

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

              None

      Item 3. Defaults upon Senior Securities

              None

      Item 4. Submission of Matters to a Vote of Security Holders

              None

      Item 5. Other Information

              None

      Item 6. Exhibits

              The exhibits to this Form 10-QSB are listed in the attached
              Exhibit Index.

                                     ******

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                  Blue River Bancshares, Inc.

Date: November 15, 2004           By: /s/ Patrice M. Lima
                                      ------------------------------------------
                                     Patrice M. Lima, Vice President, Controller
                                     (Principal Financial Officer & Chief
                                     Accounting Officer)

                                  EXHIBIT INDEX

                              Document Description

Exhibit No.
-----------
   31.1         Certification of Principal Executive Officer pursuant to Rule
                15d-14(a) of the 1934 Act.

   31.2         Certification of Principal Financial Officer pursuant to Rule
                15d-14(a) of the 1934 Act.

   32.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002