Form 10KSB
period 2004-12-31
BLUE RIVER BANCSHARES INC
filed 2005-03-31
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____________ to ___________

                         COMMISSION FILE NUMBER 0-24501

                           BLUE RIVER BANCSHARES, INC.

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

State issuer's revenues for the year ended December 31, 2004: $6,156,000

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                      Yes       No   X
                          -----    -----

The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Market of NASDAQ on June 30, 2004 was $20,096,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,406,150 shares of common stock as of March 24, 2005.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2004): The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2004 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes       No   X
                                                   -----    -----

FORM 10-KSB TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
   Item 1 - Description of Business......................................     4
   Item 2 - Description of Property......................................    17
   Item 3 - Legal Proceedings............................................    19
   Item 4 - Submission of Matters to a Vote of Security Holders .........    20

PART II
   Item 5 - Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities......    20
   Item 6 - Management's Discussion and Analysis or Plan of Operation....    20
   Item 7 - Financial  Statements........................................    20
   Item 8 - Changes in and Disagreements with  Accountants on
                Accounting and Financial Disclosure......................    21
   Item 8A - Controls and Procedures.....................................    21
   Item 8B - Other Information...........................................    21

PART III
   Item 9 - Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange
               Act.......................................................    22
   Item 10 - Executive Compensation .....................................    22
   Item 11 - Security Ownership of Certain Beneficial Owners and
                Management  and Related Stockholder Matters..............    22
   Item 12 - Certain Relationships and Related Transactions..............    22
   Item 13 - Exhibits....................................................    23
   Item 14 - Principal Accountant Fees and Services......................    25
             Signature Page..............................................    26
             Exhibits....................................................    27

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

On June 9, 2003, the Company and Unified Financial Services, Inc. entered into a Stock Purchase Agreement pursuant to which the Company would acquire all of the outstanding shares of common stock of Unified Banking Company, a wholly-owned subsidiary of Unified Financial Services, Inc. On November 17, 2003 (effective November 1, 2003), the Company completed the acquisition of all of the outstanding shares of common stock of Unified Banking Company, located in Lexington, Kentucky. Effective October 1, 2004, Unified Banking Company changed its name to Paramount Bank and will be referred to as such throughout this document.

On August 31, 2004, the Company and Heartland Bancshares, Inc. ("Heartland"), Franklin, Indiana, entered into an Agreement of Affiliation and Merger which provided for Heartland to merge with and into to the Company. The banking subsidiaries, of the Company and Heartland, Shelby County Bank and Heartland Community Bank, respectively, were also intended to merge their operations pursuant to the merger agreement. On February 10, 2005, the Company and Heartland mutually agreed to terminate the merger agreement and certain other related agreements, including the reciprocal stock option agreements entered into by the Company and Heartland in connection with the merger agreement.

The financial statements of the Company as of December 31, 2004 are presented on a consolidated basis, including the Company's two major subsidiaries, Shelby County Bank and Paramount Bank, (collectively the "Banks").

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

FUNDING SOURCES

The Company's current funding is from current liquid assets. Funding of the acquisition of Paramount Bank was partially funded with a term loan from a commercial bank. This $4,000,000 loan is for a period of ten years. The first two years of payments are for interest only with the remaining eight years requiring a full amortization with principal and interest payments. The loan is secured by the capital stock of the Banks. The interest rate is tied to prime for the full term of the loan. The spread above prime can be adjusted downward based on performance criteria of the Banks. Further, a $500,000 deposit was made at the lending bank which will be used for the initial principal and interest payments after the two year interest only period has lapsed.

The Banks offer traditional deposit products including checking, NOW, savings and time deposits. Additional funding sources include Federal Home Loan Bank (the "FHLB") borrowings for overnight, short-term and term loans. Deposits of the Banks are insured by the FDIC up to statutory limits.

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

Since that time, the environmental consultant has completed eight rounds of closure sampling. In each case the results have indicated stable or decreasing trends. Accordingly, the environmental consultant prepared a closure report requesting a Certificate of Completion and a Covenant Not to Sue. The closure report was submitted to IDEM on February 2, 2005.

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

SERVICE CORPORATION SUBSIDIARY

Shelby County Bank wholly owns two subsidiaries. First Tier One Corporation, an Indiana corporation, held common stock issued by Intrieve, Inc., the Bank's previous data processing provider. Through March 1994, it offered tax-deferred annuity products. With the conversion of the data processing system, the stock in Intrieve was repurchased by Intrieve in 2003. The Shelby Group, Inc., an Indiana Corporation ("TSGI"), offered a full line of insurance products, including health, life, auto and medical insurance. The Bank ceased the operations of TSGI as of November 1, 1996. Paramount Bank does not own any subsidiaries.

EMPLOYEES

As of December 31, 2004, the Banks employed 60 persons on a full-time basis and 8 persons on a part-time basis. Of the Banks' 60 full time employees, the Company employed 6 of them on a part-time basis. None of the Banks' employees are represented by a collective bargaining group. Management of the Company considers its employee relations to be good.

MARKET AREA

The Banks' primary service areas are Shelby County, Indiana which is located approximately 25 miles southeast of Indianapolis, Indiana, and the city of Lexington and Fayette County, Kentucky. The Banks also consider contiguous counties and surrounding areas to be service areas and intend to provide banking services into those surrounding markets.

According to the 2003 Census, Shelby County Indiana's population is 43,717, ranked 33rd of 92 Indiana counties. The population increased by 7.8% compared to the 1990 census. The population of Shelby County is projected to remain at 33rd among the 92 counties in population growth projected to 2010. Shelby County businesses employed 22,275 full and part-time workers in 2003. The Shelby County total payrolls are comprised of 96.2% from non-farm employment, with the most prevalent segments being manufacturing, other private, and retail. The unemployment rate in Shelby County was 5.0% in November 2004, compared to a state average of 4.9%.

Total deposits held by Shelby County financial institutions were $462 million at June 30, 2004, according to the FDIC/OTS Summary of Deposits Report.

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

Total deposits held by Fayette County financial institutions as of June 30, 2004 were $4.6 billion according to the FDIC/OTS Summary of Deposits report.

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

Income of the Banks appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Banks on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2004, approximately $1.1 million of the Banks, retained income represented bad debt deductions for which no federal income tax provision had been made.

State Taxation. Shelby County Bank is subject to Indiana's Financial Institutions Tax ("FIT") that is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. Paramount Bank is subject to the Commonwealth of Kentucky Savings and Loan Tax that is imposed at a flat rate of .10% or $1.00 on each $1,000 of deposits and capital.

The Company's state income tax returns have not been audited.

SUPERVISION AND REGULATION

GENERAL

Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Banks can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the OTS, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Indiana Department of Financial Institutions (the "Indiana DFI"), the Kentucky Department of Financial Institutions (the "Kentucky DFI"), the Securities and Exchange Commission (the "Commission"), the Internal Revenue Service and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

REGULATION OF THE BANKS

The Banks are federally chartered Savings Association Insurance Fund ("SAIF") insured savings associations. As such, the Banks are subject to extensive regulation by the OTS and the FDIC. For example, the Banks must obtain OTS approval before they may engage in certain activities and must file reports with the OTS regarding their activities and financial condition. The OTS periodically examines the Banks' books and records and, in conjunction with the FDIC, due to SAIF insurance, in certain situations, has examination and enforcement powers. This supervision and regulation is intended primarily for the protection of depositors and federal deposit insurance funds. The semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits, is approximately $28,000 for Shelby County Bank and $15,000 for Paramount Bank or an aggregate amount of $43,000.

The activities of the Banks are governed by the HOLA and, in certain respects, the Federal Deposit Insurance Act, as amended (the "FDI Act"). The Director of the OTS is authorized to promulgate regulations to ensure the safe and sound operation of savings associations and may impose various requirements and restrictions on the activities of savings associations.

FEDERAL HOME LOAN BANK SYSTEM. Shelby County Bank is a member of the FHLB of Indianapolis and Paramount Bank is a member of the FHLB of Cincinnati. The FHLB System consists of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board, an independent agency, controls the FHLB System, including the FHLBs of Indianapolis and Cincinnati.

As a member of a FHLB, each Bank is required to purchase and maintain stock in the FHLB in which it is a member in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2004, Shelby County Bank's investment in stock of the FHLB of Indianapolis was $2,340,000 and Paramount Bank's investment in stock of the FHLB of Cincinnati was $557,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 2004, dividends paid to Shelby County Bank by the FHLB of Indianapolis totaled approximately $103,000 and to Paramount Bank by the FHLB of Cincinnati totaled approximately $28,000 or an aggregate amount of $131,000 for an annual rate of 4.33%.

SAVINGS ASSOCIATION REGULATORY CAPITAL. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of
1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2004, the Banks were in compliance with all capital requirements imposed by law.

The following is a summary of Shelby County Bank's regulatory capital and capital requirements at December 31, 2004:

                                                        TOTAL
SHELBY COUNTY BANK              TANGIBLE     CORE    RISK-BASED
FOR CAPITAL ADEQUACY PURPOSES    CAPITAL   CAPITAL     CAPITAL
-----------------------------   --------   -------   ----------
                                     (DOLLARS IN THOUSANDS)
Bank amount                      $7,716    $7,716      $8,807
Required amount                   1,823     4,862       6,996
                                 ------    ------      ------
Excess                           $5,893    $2,854      $1,811
                                 ======    ======      ======
Bank ratio                         6.35%     6.35%      10.07%
Required ratio                     1.50%     4.00%       8.00%
                                 ------    ------      ------
Ratio excess                       4.85%     2.35%       2.07%
                                 ======    ======      ======

The following is a summary of Paramount Bank's regulatory capital and capital requirements at December 31 2004.

PARAMOUNT BANK                  TANGIBLE    CORE     RISK-BASED
FOR CAPITAL ADEQUACY PURPOSES    CAPITAL   CAPITAL     CAPITAL
-----------------------------   --------   -------   ----------
                                     (DOLLARS IN THOUSANDS)
Bank amount                      $6,126    $6,126      $6,901
Required amount                   1,192     3,180       4,959
                                 ------    ------      ------
Excess                           $4,934    $2,946      $1,942
                                 ======    ======      ======
Bank ratio                         7.71%     7.71%      11.13%
Required ratio                     1.50%     4.00%       8.00%
                                 ------    ------      ------
Ratio excess                       6.21%     3.71%       3.13%
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

LOANS TO ONE BORROWER. The Banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2004, the Banks did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

QUALIFIED THRIFT LENDER. Savings associations must meet a QTL test. If the Banks maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as QTLs, the Banks will continue to enjoy full borrowing privileges from the FHLB. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2004, the Banks were in compliance with their QTL requirements, with approximately 86.25% of the assets of Shelby County Bank and 84.12% of the assets of Paramount Bank invested in QTIs.

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

On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met. The annual FDIC assessment for Paramount Bank was $7,000 for 2004. The annual FDIC assessment for Shelby County Bank was $40,000 for 2004.

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

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 2004, the Banks were categorized as "well capitalized," and not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure. However, there are no assurances that the Banks will maintain their "well capitalized" status.

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

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. By way of amendments to the Bank Secrecy Act, Title III of the Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. In addition, the Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

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

Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the "Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and became effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal

Reserve's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks;
(ii) provide a model disclosure and model notices relating to substitute checks; and (ii) set forth bank endorsement and identification requirements for substitute checks.

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

FORWARD LOOKING STATEMENTS

A cautionary note about forward-looking statements. In its oral and written communication, the Company from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect", "may", "could", "intend", "project", "estimate", "believe" or "anticipate." The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the 2004 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause the Company's actual results to materially differ from those in any forward-looking statements. Your attention is directed to this discussion which can be found in
Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect the Company's future performance include changes in interest rates, the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other filings from time to time when considering any forward-looking statement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is located at 29 E. Washington Street, Shelbyville, Indiana, where it shares space with the Main Office of Shelby County Bank. The Company previously owned a building adjacent to its principal office. This building was acquired in 1998 and had a book value of $130,000 as of December 31, 2003. The Company has since sold that property for a reported gain of $21,000. The Company owns the land upon which the Rampart Office of Shelby County Bank is located.

Facilities of the Company's subsidiary, Shelby County Bank, include its Main Office, Rampart Office, and St. Paul Office, which are owned and its Morristown Office which is leased. This lease expires on December 17, 2018.

Facilities of the Corporation's subsidiary, Paramount Bank, include its Main Office which is leased. The lease for the Main Office expires on January 15, 2021.

In the opinion of management, the Banks' properties are adequately covered by insurance.

                                                        NET BOOK VALUE
                                                         OF PROPERTY,    APPROXIMATE
                                          YEAR OPENED   FURNITURE AND       SQUARE
DESCRIPTION AND ADDRESS                   OR ACQUIRED      FIXTURES        FOOTAGE
-----------------------                   -----------   --------------   -----------
Shelbyville Main Office
   29 East Washington St.                     1975         $782,855         15,000

Shelbyville Rampart Office
   34 Rampart Street                          1995         $536,704          3,000

Morristown Office (leased property)
   127 East Main Street                       1995         $ 11,645          1,800

St. Paul Office
   105 County Line Road                       1989         $ 43,071          1,476

Lexington Kentucky Office
   2424 Harrodsburg Road (leased property)    1999         $618,074          8,472

ITEM 3. LEGAL PROCEEDINGS

In August 1993, Shelby County Savings Bank discovered the presence of petroleum compounds in both the soil and groundwater underlying the property at the St. Paul branch of the Bank. (See complete discussion of this proceeding in Item 1.)

On or about November 14, 2002, Shelby County Bank filed a complaint with the Shelby County Circuit Court against Custom Care Lawn Service, LLC and the guarantors of a certain promissory note which was in default and unpaid. Pursuant to this filing, the Bank requested a judgment for the amount due and foreclosure of its lien upon the collateral securing the note. On February 21, 2003, Custom Care Lawn Service, LLC and the guarantors answered defendant's claim and filed a counter-claim for damages. The counter claims, include: 1) breach of service contract; 2) failure to release a lien; 3) constructive fraud;
4) equitable estoppel; 5) mismanagement by the Bank; 6) frivolous claim; and 7) Fair Debt Collection Practices Act violations. Management of the Bank believes that there is no merit to the claims. On October 28, 2004, Custom Care Lawn Service, LLC and the guarantors filed a voluntary dismissal of their claim.

On or about February 3, 2003 Shelby County Bank filed a complaint with the Shelby County Circuit Court against defendant Andrew S. Fansler, First National Bank and Ameriana Bank and Trust. On January 10, 2002, Shelby County Bank obtained, and recorded, a judgment against Steven M. Fansler in regard to certain tracts, Tract 1 and Tract 2, of real estate. On January 22, 2002, Ameriana Bank and Trust obtained a judgment against Steven M Fansler. On or about January 24, 2002, Steven M. Fansler conveyed all right, title and interest in and to the real estate, Tract 2, to his son Andrew S. Fansler. On or about January 24, 2002, Andrew S. Fansler granted a mortgage on the real estate, Tract 1, to First National Bank. Shelby County Bank's complaint requests the court order foreclosing the judicial lien of Shelby County Bank and all garnishee defendants. On May 2, 2002, Steven M. Fansler filed a petition for relief in the United States Bankruptcy Court for the Southern District of Indiana and a discharge of the indebtedness of Shelby County Bank was entered on November 15, 2002. On or about May 6, 2003 Andrew S. Fansler filed his response with the Shelby County Circuit Court. Mr. Fansler's response to the court includes counter-claims which allege that the Bank had to and accepted the purchase of the real estate and accepted sums in the total amount of $113,242 at the time of closing of Andrew Fansler purchase of the real estate. Further, Andrew Fansler's response alleged that the Bank's complaint is frivolous, unreasonable, and or groundless and Mr. Fansler is entitled to an award of his attorney fees and cost of defending this litigation. Management of the Bank believes that there is no merit to the counter-claims. On October 18, 2004, Shelby County Bank filed a Motion for Voluntary Dismissal against Steven M. and Sharon A. Fansler, Key Bank N.A. and Ameriana Bank of Indiana, F.S.B. without prejudice. Shelby County Bank is presently in the process of responding to the Interrogatories and Requests for Production served by counsel for Andrew Fansler, and anticipates that certain of its current and former employees will be deposed within a short period of time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI" During 2004, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

          As of March 28, 2005, there were 192 shareholders of record of Blue River common stock.

          The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                      2004            2003
                 -------------   -------------
                  HIGH    LOW     HIGH    LOW
                 -----   -----   -----   -----
First Quarter    $6.79   $5.81   $4.89   $4.25
Second Quarter    6.84    5.90    4.88    4.35
Third Quarter     6.15    5.29    5.80    4.55
Fourth Quarter    5.59    5.15    6.70    4.90

          The Company did not declare any dividend on its shares of common stock during 2004 or 2003. Future dividend payments by the Company are subject to regulatory and legal limitations and may be dependent upon dividends paid by the Banks. See "Business-Supervision and Regulation". The Company does not intend to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Pages 30 through 62 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated herein by reference in regard to this item.

ITEM 7. FINANCIAL STATEMENTS

          Pages 63 through 97 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated herein by reference in regard to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation and information provided by the Company's independent auditor, our CEO and Controller concluded that a material weakness existed with respect to our controls over accounting for FASB 91 cost deferrals on home equity loans.

CHANGES IN INTERNAL CONTROLS

The Company has made a significant change in its internal controls over financial reporting subsequent to December 31, 2004 that has materially affected the Company's internal control over financial reporting. During the 2004 year end audit of the financial statements it was determined that the Company was incorrectly accounting for FASB 91 cost deferrals on home equity loans. This resulted in a $178,000 reduction in net income. During the first quarter of 2005 the Company has implemented additional internal controls over the financial reporting for FASB 91 cost deferrals, including an independent analytical review of those cost deferrals, designed to prevent this error from occurring again in the future.

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

ITEM 8B. OTHER INFORMATION

          Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following Exhibits are being filed as part of this 10-KSB:

2.01********          Agreement of Affiliation and Merger, dated August 31,
                      2004, by and among Blue River Bancshares, Inc., Shelby
                      County Bank, Heartland Bancshares, Inc. and Heartland
                      Community Bank

2.02*************     Stock Option Agreement, dated August 31, 2004, by and
                      between Blue River Bancshares, Inc. and Heartland
                      Bancshares, Inc.

2.03*************     Stock Option Agreement, dated August 31, 2004, by and
                      between Heartland Bancshares, Inc. and Blue River
                      Bancshares, Inc.

2.04*********         Termination Agreement, dated February 10, 2005, by and
                      among Blue River Bancshares, Inc., Shelby County Bank,
                      Heartland Bancshares, Inc. and Heartland Community Bank

3(i)(a)****           Articles of Incorporation

3(i)(b)**********     Amendment to Articles of Incorporation, adopted May 13,
                      2004

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

10.03**               Registrant's 2000 Directors' Stock Option Plan (1)

10.04**               Registrant's 2000 Key Employees' Stock Option Plan (1)

10.05**               Registrant's 2000 Employee Stock Purchase Plan (1)

10.06**               Registrant's First Amendment of 2000 Key Employees' Stock
                      Option Plan (1)

10.07*                Registrant's 2002 Key Employees' Stock Option Plan (1)

10.08**************   Registrant's 2004 Stock Option Plan

10.09*                Registrant's Change in Control Agreement with Randy J.
                      Collier (2)

10.10***              Stock Purchase Agreement between Registrant and Paramount
                      Bank

10.11*******          Depository Agreement

10.12*******          Credit Agreement with Union Federal Bank

10.13***********      First Amendment to Credit Agreement with Union Federal
                      Bank

10.14*******          Collateral Pledge Agreement with Union Federal Bank

10.15************     Severance Agreement and Release, dated October 4, 2004, by and between Blue River Bancshares, Inc. and Lawrence T.
                      Toombs

13 The Annual Report to Shareholders of the Registrant for the year ended December 31, 2004 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

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

99                    Opinion of Deloitte & Touche

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

*** Incorporated by reference to Registrant's Form 8-K, filed on June 10, 2003.

**** Incorporated by reference to Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No.
                      333-48269 filed on June 22, 1998.

***** Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No.
                      333-48269 filed on June 8, 1998.

****** Incorporated by reference to Registrant's Form 10-QSB, filed November 2002.

******* Incorporated by reference to Registrant's Form 10-KSB, filed March 30, 2004.

******** Incorporated by reference to Registrant's Form 8-K, filed on September 1, 2004.

*********             Incorporated by reference to Registrant's Form 8-K, filed
                      on February 10, 2005.

**********            Incorporated by reference to Registrant's Form 10-QSB,
                      filed August 16, 2004.

***********           Incorporated by reference to Registrant's Form 8-K, filed
                      on January 5, 2005.

************          Incorporated by reference to Registrant's Form 8-K, filed
                      on October 4, 2004.

*************         Incorporated by reference to Registrant's Form 8-K, filed
                      on September 7, 2004.

**************        Incorporated by reference to Registrant's Proxy Statement, filed on April 8, 2004.

(1)  Management Compensatory Plan or Arrangement

(2)  Management Employment Contract

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                         Blue River Bancshares, Inc.
                         (Registrant)


Date: March 31, 2005     /s/ Russell Breeden, III
                         -------------------------------------
                         Russell Breeden, III
                         Chairman of the Board
                         Chief Executive Officer, & President
                         (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 31, 2005     /s/ Patrice M. Lima
                         -------------------------------------
                         Patrice M. Lima
                         Vice President & Controller
                         (Principal Financial Officer)
                         (Principal Accounting Officer)


Date: March 31, 2005     /s/ Steven R. Abel
                         -------------------------------------
                         Steven R. Abel,
                         Vice Chairman of the Board


Date: March 31, 2005     /s/ Randy J. Collier
                         -------------------------------------
                         Randy J. Collier
                         Executive Vice President,
                         Secretary


Date: March 31, 2005     /s/ Wayne C. Ramsey
                         -------------------------------------
                         Wayne C. Ramsey, Director


Date: March 31, 2005     /s/ Wendell L. Bernard
                         -------------------------------------
                         Wendell L. Bernard, Director


Date: March 31, 2005     /s/ Peter G. DePrez
                         -------------------------------------
                         Peter G. DePrez, Director


Date: March 31, 2005
                         -------------------------------------
                         John Robert Owens, Director


Date: March 31, 2005     /s/ Robert J. Salyers
                         -------------------------------------
                         Robert J. Salyers, Director

EXHIBIT INDEX

(a) The following Exhibits are being filed as part of this 10-KSB:

2.01********          Agreement of Affiliation and Merger, dated August 31,
                      2004, by and among Blue River Bancshares, Inc., Shelby
                      County Bank, Heartland Bancshares, Inc. and Heartland
                      Community Bank

2.02*************     Stock Option Agreement, dated August 31, 2004, by and
                      between Blue River Bancshares, Inc. and Heartland
                      Bancshares, Inc.

2.03*************     Stock Option Agreement, dated August 31, 2004, by and
                      between Heartland Bancshares, Inc. and Blue River
                      Bancshares, Inc.

2.04*********         Termination Agreement, dated February 10, 2005, by and
                      among Blue River Bancshares, Inc., Shelby County Bank,
                      Heartland Bancshares, Inc. and Heartland Community Bank

3(i)(a)****           Articles of Incorporation

3(i)(b)**********     Amendment to Articles of Incorporation, adopted May 13,
                      2004

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

10.03**               Registrant's 2000 Directors' Stock Option Plan (1)

10.04**               Registrant's 2000 Key Employees' Stock Option Plan (1)

10.05**               Registrant's 2000 Employee Stock Purchase Plan (1)

10.06**               Registrant's First Amendment of 2000 Key Employees' Stock
                      Option Plan (1)

10.07*                Registrant's 2002 Key Employees' Stock Option Plan (1)

10.08**************   Registrant's 2004 Stock Option Plan

10.09*                Registrant's Change in Control Agreement with Randy J.
                      Collier (2)

10.10***              Stock Purchase Agreement between Registrant and Paramount
                      Bank

10.11*******          Depository Agreement

10.12*******          Credit Agreement with Union Federal Bank

10.13***********      First Amendment to Credit Agreement with Union Federal
                      Bank

10.14*******          Collateral Pledge Agreement with Union Federal Bank

10.15************     Severance Agreement and Release, dated October 4, 2004, by and between Blue River Bancshares, Inc. and Lawrence T.
                      Toombs

13 The Annual Report to Shareholders of the Registrant for the year ended December 31, 2004 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB).

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

99                    Opinion of Deloitte & Touche

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

*** Incorporated by reference to Registrant's Form 8-K, filed on June 10, 2003.

**** Incorporated by reference to Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No.
                      333-48269 filed on June 22, 1998.

***** Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No.
                      333-48269 filed on June 8, 1998.

****** Incorporated by reference to Registrant's Form 10-QSB, filed November 2002.

******* Incorporated by reference to Registrant's Form 10-KSB, filed March 30, 2004.

******** Incorporated by reference to Registrant's Form 8-K, filed on September 1, 2004.

*********             Incorporated by reference to Registrant's Form 8-K, filed
                      on February 10, 2005.

**********            Incorporated by reference to Registrant's Form 10-QSB,
                      filed August 16, 2004.

***********           Incorporated by reference to Registrant's Form 8-K, filed
                      on January 5, 2005.

************          Incorporated by reference to Registrant's Form 8-K, filed
                      on October 4, 2004.

*************         Incorporated by reference to Registrant's Form 8-K, filed
                      on September 7, 2004.

**************        Incorporated by reference to Registrant's Proxy Statement, filed on April 8, 2004.

(1)  Management Compensatory Plan or Arrangement

(2)  Management Employment Contract