Form 10QSB
period 2005-03-31
BLUE RIVER BANCSHARES INC
filed 2005-05-16
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

        [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

As of May 16, 2005 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                                    Yes [ ]     No [X]

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART  I. FINANCIAL INFORMATION:

      Item  1.    Financial Statements:

                  Consolidated Statements of Financial Condition (Unaudited) as
                  of March 31, 2005 and December 31, 2004                                                   3

                  Consolidated Statements of Operations and Comprehensive Income
                  (Unaudited) for the three months ended March 31, 2005 and 2004                            4


                  Consolidated Statements of Cash Flows (Unaudited) for the
                  three months ended March 31, 2005 and 2004                                                5

                  Notes to Consolidated Financial Statements (Unaudited)                                  6-9

      Item  2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 10-20

      Item  3.    Controls and Procedures                                                                  21

PART  II. OTHER INFORMATION:                                                                               22

      Item  1.    Legal Proceedings

      Item  2.    Unregistered Sales of Equity Securities and Use of Proceeds

      Item  3.    Defaults upon Senior Securities

      Item  4.    Submission of Matters to a Vote of Security Holders

      Item  5.    Other information

      Item  6.    Exhibits

SIGNATURE PAGE                                                                                             23

EXHIBIT INDEX                                                                                              24

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                                           MARCH 31,          DECEMBER 31,
                                                                                             2005                2004
ASSETS

ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                                                             $    4,517,662       $   3,572,243
    Interest-bearing deposits                                                                5,592,002           1,542,765
                                                                                        --------------       -------------

           Total cash and cash equivalents                                                  10,109,664           5,115,008

  Securities available for sale                                                             29,915,654          32,361,376
  Securities held to maturity                                                                   18,438              19,073
  Loans receivable, net of allowance for loan losses of $1,977,511 and
    $1,919,193                                                                             153,753,057         155,508,075
  Stock in FHLB, at cost                                                                     2,927,400           2,896,400
  Deferred income taxes, net                                                                 2,860,068           2,650,679
  Premises and equipment, net                                                                1,959,091           1,992,349
  Other real estate owned                                                                    1,328,375           1,415,351
  Accrued interest receivable and other assets                                               1,217,025           1,128,719
  Core deposit intangible                                                                      362,065             379,306
  Goodwill                                                                                   3,159,051           3,159,051
                                                                                        --------------       -------------

TOTAL ASSETS                                                                            $  207,609,888       $ 206,625,387
                                                                                        ==============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Interest bearing deposits                                                             $  148,844,573       $ 151,358,006
  Non-interest bearing deposits                                                             22,922,086          18,972,486
  Fed funds purchased                                                                                -             427,000
  Advances from FHLB                                                                        15,142,525          15,091,393
  Note payable                                                                               4,000,000           4,000,000
  Accrued interest and other liabilities                                                     1,061,731             992,237
                                                                                        --------------       -------------

           Total liabilities                                                               191,970,915         190,841,122
                                                                                        --------------       -------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares
    authorized, none issued                                                                          -                   -
  Common stock, no par value, 15,000,000 shares authorized, 3,406,150
    shares issued and outstanding                                                           24,635,162          24,635,162
  Accumulated deficit                                                                       (8,578,688)         (8,782,422)
  Accumulated other comprehensive income/(loss)                                               (417,501)            (68,475)
                                                                                        --------------       -------------

           Total shareholders' equity                                                       15,638,973          15,784,265
                                                                                        --------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  207,609,888       $ 206,625,387
                                                                                        ==============       =============

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                                             2005                2004
INTEREST INCOME:
  Loans receivable                                                                      $    2,347,844       $   1,868,221
  Securities                                                                                   335,087             446,758
  Interest-bearing deposits                                                                     32,387               5,858
  Dividends from FHLB                                                                           31,118              33,451
                                                                                        --------------       -------------
           Total interest income                                                             2,746,436           2,354,288
                                                                                        --------------       -------------

INTEREST EXPENSE:
  Interest expense on deposits                                                                 914,761             626,194
  Interest expense on FHLB and other borrowings                                                176,551             188,574
                                                                                        --------------       -------------
           Total interest expense                                                            1,091,312             814,768
                                                                                        --------------       -------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                         1,655,124           1,539,520
PROVISION FOR LOAN LOSSES                                                                       52,500              97,500
                                                                                        --------------       -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                          1,602,624           1,442,020
                                                                                        --------------       -------------

NON-INTEREST INCOME:
  Service charges and fees                                                                     101,027              76,944
  Secondary market mortgage fees                                                               125,328              63,117
  Gain on sale of securities                                                                         -              97,563
  Other                                                                                         37,709              83,840
                                                                                        --------------       -------------
           Total non-interest income                                                           264,064             321,464
                                                                                        --------------       -------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                               835,872             727,408
  Premises and equipment                                                                       188,521             207,132
  Federal deposit insurance and OTS assessment                                                  16,242              12,511
  Data processing                                                                              154,786             150,645
  Advertising and promotion                                                                     40,536              17,797
  Bank fees and charges                                                                         25,823              23,660
  Directors fees                                                                                53,850              58,450
  Professional fees                                                                             93,970             112,560
  Stationery, supplies and printing                                                             19,140              30,981
  Merger expense                                                                                69,335                   -
  Core deposit intangible                                                                       17,241              16,425
  Other                                                                                        147,638             220,072
                                                                                        --------------       -------------
           Total non-interest expense                                                        1,662,954           1,577,641
                                                                                        --------------       -------------

INCOME BEFORE INCOME TAX                                                                       203,734             185,843
INCOME TAX EXPENSE (BENEFIT)                                                                         -                   -
                                                                                        --------------       -------------
NET INCOME                                                                              $      203,734       $     185,843
                                                                                        ==============       =============
COMPREHENSIVE INCOME (LOSS)                                                             $     (145,292)      $     166,011
                                                                                        ==============       =============
Basic earnings per share                                                                $         0.06       $        0.05
                                                                                        ==============       =============
Diluted earnings per share                                                              $         0.06       $        0.05
                                                                                        ==============       =============

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

                                                                                             2005                2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $      203,734       $     185,843
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and purchase accounting amortization                                           24,166             487,665
    Net amortization (accretion) of securities                                                   9,908              38,566
    Provision for loan losses                                                                   52,500              97,500
    FHLB stock dividends                                                                       (31,000)            (38,700)
    (Gain) on sale of securities available for sale                                                  -             (97,563)
    (Gain) on sale of other real estate owned                                                  (30,672)            (35,848)
  Changes in assets and liabilities:
    Accrued interest receivable                                                                 77,121              85,785
    Other assets                                                                              (165,426)            424,921
    Accrued interest payable and other liabilities                                              69,494              (5,289)
                                                                                        --------------       -------------
           Net cash from operating activities                                                  209,825           1,142,880
                                                                                        --------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan funded, net of collections                                                            1,605,649         (13,185,598)
  Maturities and paydowns of securities available for sale                                   1,877,398           2,294,689
  Maturities and paydowns of securities held to maturity                                           635             110,354
  Proceeds from sales of securities available-for-sale                                               -           9,575,112
  Purchases of securities available-for-sale                                                         -          (3,499,490)
  Purchase of premises and equipment                                                           (28,279)            (15,898)
  Proceeds from sale of real estate owned                                                      117,648             521,702
                                                                                        --------------       -------------
           Net cash from investing activities                                                3,573,051          (4,199,129)
                                                                                        --------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional offering costs from proceeds of rights offering                                         -              (2,455)
  Net change in fed funds purchased                                                           (427,000)                  -
  Repayment of FHLB advances                                                                (4,163,894)        (40,258,487)
  Proceeds from FHLB advances                                                                4,219,409          38,685,000
  Net increase in deposits                                                                   1,583,265           4,050,950
                                                                                        --------------       -------------
           Net cash from financing activities                                                1,211,780           2,475,008
                                                                                        --------------       -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                              4,994,656            (581,241)

CASH AND EQUIVALENTS, Beginning of period                                                    5,115,008           7,802,303
                                                                                        --------------       -------------

CASH AND EQUIVALENTS, End of period                                                     $   10,109,664       $   7,221,062
                                                                                        ==============       =============

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly owned subsidiaries Shelby County Bank and Paramount Bank (formally known as Unified Banking Company) (collectively the "Banks") and the wholly owned subsidiaries of Shelby County Bank. A summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2004 Annual Report to Shareholders.

      The accompanying consolidated interim financial statements at March 31, 2005, and for the three months ended March 31, 2004 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, community banking.

2.    DESCRIPTION OF BUSINESS

      The Banks provide financial services to south central Indiana through Shelby County Bank's main office in Shelbyville and three other full service branches in Shelbyville, Morristown, and St. Paul, Indiana and to the city of Lexington, and Fayette County, Kentucky through Paramount Bank's one office located in Lexington, Kentucky.

      The Banks are subject to competition from other financial institutions and other financial services providers and are regulated by certain federal agencies and undergo periodic examinations by those regulatory authorities.

3.    RESTATEMENT OF DEFERRED LOAN COSTS AND FEES ON HOME EQUITY LOANS

      During the 2004 year end audit of the financial statements, it was determined that the Company was incorrectly accounting for deferred loan fees and costs on home equity loans. This resulted in a $178,000 reduction in 2004 net income. Subsequently, the Company determined that it needed to restate its 2004 quarterly financials to reflect the $178,000 reduction in net income to properly document the full effect of the accounting error on each of the quarters in 2004. The Company has determined that the earnings reported during 2004 will be reduced by $41,000 for the first quarter, $55,000 for the second quarter and $52,000 for the third quarter. This information is provided in detail in the following tables for the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 and for the six months ended June 30, 2004 and for the nine months ended September 30, 2004.

                                        THREE MONTHS ENDED          THREE MONTHS ENDED           THREE MONTHS ENDED
                                          MARCH 31, 2004               JUNE 30, 2004             SEPTEMBER 30, 2004
                                    -------------------------- ----------------------------  --------------------------
                                    AS PREVIOUSLY               AS PREVIOUSLY                AS PREVIOUSLY
                                      REPORTED     AS RESTATED    REPORTED      AS RESTATED    REPORTED     AS RESTATED
                                    -------------  -----------  -------------   -----------  -------------  -----------
Net Income (Loss)                   $     227,025  $   185,843  $     (56,877)  $  (112,317) $     (92,206) $  (144,119)
Interest Income                         2,358,966    2,354,288      2,390,671     2,381,095      2,625,497    2,609,620
Net Interest Income before
  the Provision for Loan Losses         1,544,198    1,539,520      1,400,830     1,391,254      1,568,092    1,552,215
Non Interest Expense                    1,541,137    1,577,641      1,630,484     1,676,348      1,769,950    1,805,986
Basic earnings (loss) per share              0.07         0.05          (0.02)        (0.03)         (0.03)       (0.04)
Diluted earnings (loss) per share            0.07         0.05          (0.02)        (0.03)         (0.03)       (0.04)

                                         SIX MONTHS ENDED             NINE MONTHS ENDED
                                           JUNE 30, 2004              SEPTEMBER 30, 2004
                                    --------------------------  -----------------------------
                                    AS PREVIOUSLY               AS PREVIOUSLY
                                      REPORTED     AS RESTATED    REPORTED       AS RESTATED
                                    -------------  -----------  -------------   -------------
Net Income (Loss)                   $     170,148  $    73,526  $      77,943   $     (70,593)
Interest Income                         4,749,637    4,735,383      7,375,132       7,345,001
Net Interest Income before
  the Provision for Loan Losses         2,945,028    2,930,774      4,513,115       4,482,984
Non Interest Expense                    3,171,621    3,253,989      4,941,566       5,059,971
Basic earnings (loss) per share              0.05         0.02           0.02           (0.02)
Diluted earnings (loss) per share            0.05         0.02           0.02           (0.02)

4.    COMMON SHARE INFORMATION

      Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                              2005             2004
Basic earnings per share:
  Weighted average common shares                            3,406,150        3,406,150
                                                            =========        =========

Diluted earnings per share:
 Weighted average common shares                             3,406,150        3,406,150
 Dilutive effect of stock options                               1,092            7,926
                                                            ---------        ---------
  Weighted average common shares and incremental shares     3,407,242        3,414,076
                                                            =========        =========

      For the three months ended March 31, 2005 and the three months ended March 31, 2004, 166,360, and 122,350 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

5.    STOCK BASED COMPENSATION

      At March 31, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                             MARCH 31,
                                                                       2005             2004
Net income:
  Net income as reported                                           $     203,734      $ 185,843
    Deduct total stock based employee compensation
      expense determined under fair value based method for
      all awards, net of related tax effects and reversals of
      prior period expense due to forfeitures                             23,441         (8,079)
                                                                   -------------      ---------
  Pro forma, net income                                            $     227,175      $ 177,764
                                                                   =============      =========
Net earnings per share:
  Basic earnings per share                                         $        0.06      $    0.05
  Diluted earnings per share                                       $        0.06      $    0.05

Pro forma earnings per share:
  Basic earnings per share                                         $        0.07      $    0.05
  Diluted earnings per share                                       $        0.07      $    0.05

6.    INCOME TAXES

      The Company maintains a valuation allowance against a portion of the deferred tax assets because management believes it is more likely than not that a portion of the benefit associated with the deferred tax asset will not be realized. During 2005 and 2004, management's estimate of the deferred tax asset realization did not change significantly and the Company recorded changes in its valuation allowance to offset a change in the deferred tax assets, resulting in no income tax expense for 2005 or 2004. The Company has generated federal and state operating losses carryforwards totaling $4.5 million. The net operating loss carryforwards, if unused will begin to expire in 2020 through 2024.

7.    AFFILIATION AND MERGER WITH HEARTLAND BANCSHARES, INC.

      On August 31, 2004, the Company and Heartland Bancshares, Inc. ("Heartland"), Franklin, Indiana, entered into an Agreement of Affiliation and Merger which provided for Heartland to merge with and into to the Company. On February 10, 2005, the Company and Heartland mutually agreed to terminate the merger agreement and certain other related agreements, including the reciprocal stock option agreements entered into by the Company and Heartland in connection with the merger agreement. During the third and fourth quarters of 2004, the Company incurred costs of $274,000 related to the proposed merger and $134,000 of severance payments made to our former President, as a result of our proposed merger with Heartland Bancshares, Inc. These costs were expensed by the Company since it was expected that Heartland would be the acquiring entity in the merger. Additional costs of $69,000 related to this merger were expensed in the first quarter of 2005.

8.    NEW ACCOUNTING PRONOUNCEMENTS

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

9.    SUBSEQUENT EVENT

      On April 26, 2005, the Board of Directors of the Company approved the offer and sale of up to $600,000 worth of its common stock to certain accredited investors, including, without limitation, the officers and directors of the Company in a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. On April 29, 2005 the price of $5.00 per share was determined by the Executive Committee of the Board of Directors of the Company. Subsequently, the Company sold 101,000 shares of common stock at a price of $5.00 per share, or $505,000 in the aggregate. The private placement closed on May 6, 2005.

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

                           FORWARD LOOKING STATEMENTS

Further, this Quarterly Report on Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report which express "belief", "intention", "expectation", "prospects", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risk and uncertainties which may cause actual results to differ materially from those in such statements. Some of the factors that may generally cause actual results to differ materially from projection, forecasts, estimates and expectations include, but are not limited to (i) changes in the interest rate environment, (ii) competitive pressures among financial institutions, (iii) general economic conditions on local or national levels,
(iv) political developments, wars or other hostilities that may disrupt or increase volatility in securities markets, (v) legislative or regulatory changes, (vi) changes in prepayment speeds of loans or securities, (vii) changes in loan sale volumes, charge-offs and loan loss provisions, (viii) changes in legal or regulatory proceedings, and (ix) the impact of reputation risk created by these developments on such matters as business generation or retention. Such statements reflect the current view of the Company and the Banks with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company and the Banks. The Company undertakes no duty to update any forward looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Paramount Bank. The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. The Company maintains a $4,000,000 loan from a commercial bank.

Shelby County Bank is a federally chartered savings bank located in Shelbyville, Indiana and Paramount Bank is a federally chartered savings bank located in Lexington, Kentucky. The Banks provide full-service banking to businesses and residents within their communities and surrounding areas. The Banks place particular emphasis on serving their clients with a broad range of services delivered by experienced professionals concerned with building strong and long-term relationships.

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

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carry forward periods, including consideration of available tax planning strategies. During 2004 and 2003, management's estimate of deferred tax asset realization did not change significantly, and the valuation allowance was adjusted to offset the net change in deferred tax assets during the periods.

MANAGEMENT OVERVIEW

Overview of Financial Condition at March 31, 2005 and December 31, 2004

On a consolidated basis, the Company's total assets as of March 31, 2005 were $207,610,000 compared to total assets of $206,625,000 at December 31, 2004. As of March 31, 2005, gross loans were $155,731,000 compared to gross loans of $157,427,000 at December 31, 2004. Deposits were $171,767,000 at March 31, 2005 compared to $170,330,000 at December 31, 2004. Total capital was $15,639,000 at March 31, 2005 compared to $15,784,000 at December 31, 2004. Outstanding shares of common stock were 3,406,150 as of March 31, 2005 and December 31, 2004.

The Company has continued to be asset sensitive, with a large amount of variable rate loans tied to prime, and the Company is benefiting from the prime rate increases. During the remainder of 2005, the Company believes loan balances will continue to increase net interest income, without reducing credit quality. Management and staff at both Shelby County Bank and Paramount Bank will continue to work diligently at implementing growth plans and strategies as the Company expects meaningful results from these actions this year.

Overview of Results of Operations for the Three Months Ended March 31, 2005 and 2004

For the quarter ended March 31, 2005, the Company's net consolidated income was $204,000. This compares to consolidated net income of $186,000 for the same period of 2004. Basic earnings per share was $0.06 for the quarter ended March 31, 2005 compared to $0.05 earnings per share for the quarter ended March 31, 2004. Weighted average outstanding shares (basic) for the first quarter of 2005 and the first quarter of 2004 were 3,406,150. The Company benefited from amortization of purchase accounting adjustments from the acquisition of Paramount Bank. The benefit of the purchase accounting for the three months ended March 31, 2005 was $87,000. However, this benefit will be decreasing in the future.

Net interest income for the three months ended March 31, 2005 increased 7.5% from the period ended March 31, 2004. This increase can be attributed to a rising interest rate environment with increases in the prime lending rate from 4.00% to 5.75%. The Banks will continue to benefit from the increases in the prime interest rate as a large amount of the loan portfolio has variable rates. Another factor contributing to the increase was increased loan growth at Shelby County Bank during 2004.

Overall non-interest income decreased 18% for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. Primarily this reduction was comprised of decreases in net gains on sales of available for sale securities and other income. These decreases were offset by increases in secondary market mortgage loan fees and in service charges and fees on deposit accounts.

Non-interest expense increased 5.4% for the three months ended March 31, 2005 compared to the same period of 2004. This increase was primarily due to additional professional costs incurred in the first quarter of 2005 related to the terminated merger with Heartland Bancshares, Inc. In addition, the costs to manage and reduce real estate owned remains very high. The Company expects to materially reduce this non-earning asset category during the second quarter of 2005. Paramount Bank incurred increased expenses in advertising and promotion for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. These additional costs were the result of increased efforts to promote and advertise the bank in its local market area. In the fourth quarter of 2004, the Banks formally negotiated enhanced, more cost effective insurance contracts. This benefit to other non-interest expense offset the increases in this category.

FINANCIAL CONDITION

The Company's total assets at March 31, 2005 were $207,610,000, an increase of $985,000 from December 31, 2004. Primarily the change consists of an increase in cash and cash equivalents of $4,995,000, offset by a decrease in securities available-for-sale of $2,446,000, a decrease in net loans of $1,755,000 and a decrease in other real estate owned of $87,000. During the first quarter of 2005, Shelby County Bank continued to focus its efforts on maintaining its "well capitalized" status, therefore loan growth has slowed. However, the Banks do foresee the loan balances growing during the remainder of this year. During the end of the third quarter 2004, it was necessary for Shelby County Bank to participate $4,000,000 of its commercial loan and home equity loan portfolios to other banks. This was accomplished in order to continue its "well capitalized" status. The Banks are strategically maintaining their "well capitalized" status while continuing to focus on improving net interest income and overall profitability.

The investment portfolio balances have decreased to $29,934,000 at March 31, 2005 from $32,380,000 at December 31, 2004. There was a $1,000,000 call of a
U.S. Agency available-for-sale security which contributed to the decline in investments. Additional decreases in the investments were due to average repayments of approximately $293,000 per month on the mortgage-backed-securities and a decline in the market value of securities available-for-sale of $558,000. The call and repayments were replaced by liquid funds to help improve "well capitalized" ratios. In the future the Banks will continue to invest in primarily in GNMA mortgage-backed securities. These investment products receive favorable risk-based capital treatment.

The Banks' interest-bearing deposits within other banks increased $4,049,000 to $5,592,000 from $1,543,000 at December 31, 2004. The large amount of interest-bearing deposits within other banks is primarily the result of one large account at Paramount Bank which has significant volatility in the amount of overnight deposits which they maintain. The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the year ended December 31, 2004, the Banks had significantly increased their use of funds as a result of increased loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's current liquidity sources, the Company anticipates the need for additional external funding over the next six months to fund the growth of the Banks. In addition to the private placement which was authorized by the Board of Directors in April 2005 and completed in May 2005, the Company may consider a private placement of equity, additional bank borrowing and a private placement of preferred stock securities, either convertible or nonconvertible. The private placement raised approximately $505,000 of capital for the Company.

The Banks' net loans decreased $1,755,000 from December 31, 2004 to $153,753,000 at March 31, 2005. During the three month period ended March 31, 2005, the Banks slowed loan growth to maintain their "well capitalized" status. However, future growth is expected to accelerate in the commercial lending market as well as in the home equity market. These loan products provide the opportunity for increased profitability and continued improvement interest rate sensitivity while maintaining the banks' "well capitalized" status.

LOANS RECEIVABLE

                                                      MARCH 31,             DECEMBER 31,
                                                        2005                    2004
Real Estate Mortgage Loans:
   One-to-four family                               $  42,811,387           $  44,643,438
   Non Residential                                     34,913,738              32,578,619
   Home equity loans                                   34,420,759              33,852,662
Consumer loans                                          9,162,023               9,076,135
Commercial loans, including participations             34,422,661              37,276,414
                                                    -------------           -------------
Total gross loans                                     155,730,568             157,427,268
                                                    -------------           -------------
  Less allowance for loan losses                       (1,977,511)             (1,919,193)
                                                    -------------           -------------
Total loans receivable, net                         $ 153,753,057           $ 155,508,075
                                                    =============           =============

NON-PERFORMING LOANS

                                                         MARCH 31,          DECEMBER 31,
                                                           2005                2004
Non-performing loans consist of the following:
  Non-accrual loans                                     $1,582,049           $  462,473
  Ninety (90) days past due                                834,203            1,445,792
                                                        ----------           ----------

Total non-performing loans                              $2,416,252           $1,908,265
                                                        ==========           ==========

Non-performing loans to total loans                           1.55%                1.21%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At March 31, 2005, the Banks reported approximately $1,582,000 of non-accrual loans, an increase of $1,120,000 from December 31, 2004, and $834,000 in loans ninety days past due, a decrease of $612,000 from December 31, 2004. There is an increase in the non-performing loans to total gross loans from 1.21% at December 31, 2004 to 1.55% at March 31, 2005. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH, 31
                                                                         ------------------------------------
                                                                             2005                   2004
Balance, beginning of period                                             $ 1,919,193            $   1,681,005
Add:
  Provision for loan losses                                                   52,500                   97,500
  Recoveries of loans previously charged off                                  20,738                      723
  Less gross charge-offs:                                                          -                        -
    Residential real estate loans                                                  -                        -
    Consumer/commercial loans                                                (14,920)                (104,535)
                                                                         -----------            -------------

Balance, end of period                                                   $ 1,977,511            $   1,674,693
                                                                         ===========            =============

Net charge-offs to total average loans outstanding (annualized)                 0.00%                    0.08%
Allowance to total average loans outstanding                                    1.26%                     .26%

Allowance for loan losses at March 31, 2005 was $1,978,000, an increase of $59,000 from December 31, 2004. The Company's provision for loan losses for the first quarter of 2005 was $53,000 and its net recoveries were approximately $6,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS, FDIC, the Banks' historical losses or by the Chief Credit Officer's recommendations and by multiplying such loss percentages to the Banks' distribution of portfolio balances since management believes this will be representative of losses inherent in the portfolio. The calculated reserve is compared to the Banks' existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by management. The reason for the increase in the allowance was primarily due to these monthly assessments resulting in monthly provisions. There were no residential real estate loan charge-offs or recoveries for the period. Consumer and commercial loan charge-offs consisted primarily of five loans. There were recoveries of six loans previously charged off of $21,000. The allowance to total average loans outstanding remained flat at 1.26% for the three month period ended March 31, 2005 and for the three month period ended March 31, 2004. For the three month period ended March 31, 2005, the allowance to total average loans outstanding decreased 5 basis points from 1.31% at December 31, 2004.

Total liabilities at March 31, 2005 were $191,971,000, an increase of $1,130,000 compared to $190,841,000 at December 31, 2004. Deposits at March 31, 2005 were $171,767,000 compared to $170,330,000 at December 31, 2004, an increase of $1,437,000. Accordingly, other borrowings have decreased by $375,000 to $19,143,000 at March 31, 2005 from $19,518,000 at December 31, 2004. Management continues to emphasize the benefits of gathering non-certificate depository funding as a means of decreasing the Banks' overall funding costs, improving levels of fee income derived from depository relationships, and encouraging a stronger relationship with its customer base. By acquiring primarily transaction accounts, the Banks are less susceptible to loss of accounts during periods of volatile interest rates.

Shareholders' equity at March 31, 2005 was $15,639,000, a decrease of $145,000 compared to $15,784,000 at December 31, 2004. The change in equity resulted from net income of $204,000, offset by a decrease of $349,000 from reductions in the fair value of the Company's available-for-sale investment portfolio.

RESULTS OF OPERATIONS: Three Months Ended March 31, 2005

During the three month period ended March 31, 2005, the Company's net income was $204,000 compared to net income of $186,000 reported for the three month period ended March 31, 2004. There was no income tax expense for the three month period ended March 31, 2005 and for the three month period ended March 31, 2004. The Company maintains a valuation allowance on a portion of its deferred tax assets. During 2005 and 2004, management's estimate of the deferred tax asset realization did not change significantly and the Company recorded changes in its valuation allowance to offset a change in the deferred tax assets, resulting in no income tax expense for 2005 or 2004.

During the 2004 year end audit of the financial statements, it was determined that the Company was incorrectly accounting for deferred loan fees and costs on home equity loans. This resulted in a $178,000 reduction in 2004 net income. Subsequently, the Company determined that it needed to restate its 2004 quarterly financials to reflect the $178,000 reduction in net income to properly document the full effect of the accounting error on each of the quarters in 2004. The Company has determined that the earnings reported during 2004 will be reduced by $41,000 for the first quarter, $55,000 for the second quarter and $52,000 for the third quarter. This information is provided in detail in Note 3 to the consolidated financial statements.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $115,000, a decrease in the provision for loan losses of $45,000, a decrease in non-interest income of $57,000, and an increase in non-interest expenses of $85,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $392,000, offset by an increase in interest expense of $277,000. The increase in interest income was primarily due to $480,000 from loan growth in 2004 and prime interest rate increases. These increases were offset by decreases of $88,000 in the investment portfolio and interest bearing deposits as a result of decreases in volume. The major variance in interest expense is $282,000 and is attributed to increases in rates of certificates of deposits and increased volume. Additionally there was a net increase of $7,000 related other interest bearing deposits. The increase in interest expense due to certificates of deposits and other deposits was offset by a decrease in interest expense on borrowings of $12,000 and was primarily the result of a reduction in the volume in borrowings, specifically at Paramount Bank.

Interest income and fees from loans increased from $1,868,000 for the three month period ended March 31, 2004 to $2,348,000 for the three month period ended March 31, 2005. This increase was comprised of a favorable variance of $339,000 due to higher average loan balances of $22,993,000, and a favorable variance of $141,000 due to an increase of 40 basis points in the effective yield on loans. The increase in yield was largely due to increases in the prime interest rate, increased balances in variable rate products, as well as higher yields on new loans originated during the period. The overall yield on loans increased to 6.01% for the three month period ended March 31, 2005 from 5.61% for the three month period ended March 31, 2004.

Interest income from investment securities decreased $112,000 to $335,000 for the three months ended March 31, 2005, when compared to the three month period ended March 31, 2004. This decrease resulted from an unfavorable variance of $167,000 from a decrease in average investment balances of $16,103,000. These decreases were due to maturities, repayments of mortgage-backed-securities and sales occurring in 2004 and were the result of efforts to improve interest rate sensitivity, risk-based capital, manage liquidity and concentrate on loan growth. The unfavorable variance due to volume was offset by an increased variance of $55,000 due to investment yields being 51 basis points higher over the prior period ended March 31, 2004. During the three month period ended March 31, 2005, there were principal payment reductions in the mortgage-backed-securities of $877,000 and a $1,000,000 call of a U.S Agency available for sale security. The Banks will continue to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Interest expense on deposits increased $289,000 to $915,000 for the three month period ended March 31, 2005, compared to $626,000 for the three month period ended March 31, 2004. This increase was comprised of an unfavorable variance of $66,000 due to an increase in average deposit balances of $10,630,000 primarily in certificates of deposit, and an unfavorable variance of $223,000 due to an increase in average rates on deposits from 1.79% to 2.44%. This unfavorable rate variance was created by higher certificate rates on new certificates of deposit, as well as increased rates applied to core deposit products such as savings and money market accounts. Additionally, increases in certificates of deposit, specifically at Shelby County Bank were used as funding sources to offset maturities of high rate promotional certificates of deposits.

Interest expense on FHLB advances and other borrowings decreased $12,000 from $189,000 for the three-month period ended March 31, 2004 to $177,000 for the three month period ended March 31, 2005. This decrease was the result of a favorable variance of $40,000 due to a decrease in the average borrowing balance of $4,439,000, primarily at Paramount Bank and an unfavorable variance of $28,000 due to an increase in interest rates from 3.29% to 3.83%.

For the three month period ended March 31, 2005, the provision for loan losses was $52,500 compared to $97,500 for the three month period ended March 31, 2004. The decrease of $45,000 is primarily attributed to Shelby County Bank. There was no provision for loan losses at Shelby County Bank for the three month period ended March 31, 2005 as management determined by analysis of the provision that the reserve was provided for adequately. Another factor contributing to this decision was due to the net decrease of $110,000 in charge-offs for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Total non-interest income was $264,000 for the three-month period ended March 31, 2005 compared to $321,000 for the three month period ended March 31, 2004. Of this decrease, $98,000 can be attributed to the result of net gains on securities available-for-sale, a decrease in other income and a decrease in other income from sales of other assets of $45,000. Decreases in other income were in part the result of a sale of a building owned by the Company during the fourth quarter of 2004 and which resulted in the reduction of $8,000 in rental income for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Additionally there were decreases in other non-interest-income relating to decreases in gains on other real estate owned and other assets. Offsetting these decreases there was an increase of $62,000 in secondary market mortgage loan fees and $24,000 from service charges and fees on deposit accounts.

Non-interest expenses totaled $1,663,000 for the three month period ended March 31, 2005, compared to $1,578,000 during the three month period ended March 31, 2004. Of the increase, $69,000 can be attributed to the terminated merger with Heartland Bancshares, Inc.

Changes in non-interest expenses consist of the following:

                                               THREE MONTHS ENDED             CHANGE FROM
                                                   MARCH 31,                     2004
                                        ------------------------------
                                           2005               2004
Salaries and employee benefits          $   835,872        $   727,408        $   108,464
Occupancy                               $   188,521            207,132            (18,611)
Federal deposit insurance                    16,242             12,511              3,731
Data Processing                             154,786            150,645              4,141
Advertising and promotion                    40,536             17,797             22,739
Bank fees and charges                        25,823             23,660              2,163
Director Fees                                53,850             58,450             (4,600)
Professional Fees                            93,970            112,560            (18,590)
Stationery, supplies and printing            19,140             30,981            (11,841)
Core deposit intangible                      17,241             16,425                816
Merger costs                                 69,335                  -             69,335
Other Expenses                              147,638            220,072            (72,434)
                                        -----------        -----------        -----------
                                        $ 1,662,954        $ 1,577,641        $    85,313
                                        ===========        ===========        ===========

Other major fluctuations in non-interest expense include an increase in salaries and employee benefits of $108,000. This increase is in part due to decreased loan growth at Shelby County Bank for the period ended March 31, 2005 and the impact on salary deferred loan fees and costs related to that slowed growth. Other increases to salaries were the result of additions to staff and salary increases. Advertising and promotion expenses have increased $23,000 from the three months ended March 31, 2004 to the three months ended March 31, 2005 due from an increase of $18,000 in these expenses at Paramount Bank associated with management's attention to promoting and marketing the bank in its local area. These increases were offset primarily by decreases in professional fees, supplies and occupancy. Professional fees decreased by $19,000 as Shelby County Bank has focused their efforts in reducing non-earning assets and the costs associated with them. Occupancy has also decreased $19,000 when comparing the two periods. A primary reason for the reduction was the result of a sale of a property owned by the Company in the fourth quarter of 2004 and the $7,000 in occupancy costs associated with maintaining that property during the three months ended March 31, 2004. Other reductions in occupancy were due to fixed assets becoming fully depreciated during 2004 and the first quarter ended March 31, 2005. Stationary and supplies as well decreased $12,000 as there is a concentrated effort at the Banks to reduce such expenses as they relate to cost containment. Additionally, director fees have decreased $5,000 for the period ended March 31, 2005 compared to the period ended March 31, 2004. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. These expenses will be increasing in the future however, as there are vacancies on both Banks' Board of Directors as well as the Company's. Other expenses have decreased $73,000, primarily the result of decreases in the Banks' insurance premiums.

CAPITAL RESOURCES AND LIQUIDITY

The Company and the Banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. The Board of Directors of the Company has set as an objective to maintain capital levels required for qualification as "well-capitalized". The capital ratios of the Banks have been diminished due to two primary factors: continued operating losses and the disallowance of the Banks' deferred tax assets in determining regulatory capital ratios.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 2005, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of March 31, 2005:

For Capital Adequacy Purposes:

                             SHELBY COUNTY BANK
                                                TOTAL
                     TANGIBLE       CORE      RISK-BASED
                      CAPITAL      CAPITAL      CAPITAL
                            (DOLLARS IN THOUSANDS)
Bank Amount           $8,019       $8,019       $ 9,101
Required Amount        1,854        3,708         7,211
                      ------       ------       -------

Excess                $6,165       $4,311       $ 1,890
                      ======       ======       =======

Bank Ratio              6.49%        6.49%        10.10%
Required Ratio          1.50%        3.00%         8.00%
                      ------       ------       -------

Ratio Excess            4.99%        3.49%         2.10%
                      ======       ======       =======

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount as of March 31, 2005:

For Capital Adequacy Purposes:

                                PARAMOUNT BANK
                                                TOTAL
                     TANGIBLE       CORE      RISK-BASED
                      CAPITAL      CAPITAL     CAPITAL
                           (DOLLARS IN THOUSANDS)
Bank Amount           $6,206       $6,206       $6,936
Required Amount        1,179        2,357        4,661
                      ------       ------       ------

Excess                $5,027       $3,849       $2,275
                      ======       ======       ======

Bank Ratio              7.90%        7.90%       11.91%
Required Ratio          1.50%        3.00%        8.00%
                      ------       ------       ------

Ratio Excess            6.40%        4.90%        3.91%
                      ======       ======       ======

Liquidity measures the Banks' ability to meet their savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements. The Banks maintain liquidity of at least 4% of net withdrawable assets. At March 31, 2005, Shelby County Bank's regulatory liquidity ratio was 8.58% and Paramount Bank's regulatory liquidity ratio was 14.80%.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the three months ended March 31, 2005, the Banks have significantly increased their use of funds as a result of loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's current liquidity sources, the Company anticipates the need for additional external funding over the next six months to fund the growth of the Banks. In addition to the private placement which was authorized by the Board of Directors in April 2005 and completed in May 2005, the Company may consider a private placement of equity, additional bank borrowing and a private placement of preferred stock securities, either convertible or nonconvertible. The private placement raised approximately $505,000 of capital for the Company.

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

CHANGES IN INTERNAL CONTROLS

The Company has made a significant change in its internal controls over financial reporting subsequent to December 31, 2004 that has materially affected the Company's internal control over financial reporting. During the 2004 year end audit of the financial statements it was determined that the Company was incorrectly accounting for FASB 91 cost deferrals on home equity loans. This resulted in a $178,000 reduction in 2004 net income. During the first quarter of 2005 the Company has implemented additional internal controls over the financial reporting for FASB 91 cost deferrals, including an independent analytical review of those cost deferrals, designed to prevent this error from occurring again in the future.

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

                                 Blue River Bancshares, Inc.

Date: May 16, 2005               By: /s/ Patrice M. Lima
                                     -----------------------------
                                     Patrice M. Lima, Vice President, Controller
                                     (Principal Financial Officer & Chief
                                     Accounting Officer)

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