Form 10QSB
period 2005-06-30
BLUE RIVER BANCSHARES INC
filed 2005-08-15
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

   (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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


As of August 15, 2005 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                                    Yes          No X
                                                    ---        ---

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                               NUMBER
                                                                               ------

PART I.  FINANCIAL INFORMATION:

        Item 1.  Financial Statements:

                 Consolidated Statements of Financial Condition
                 (Unaudited) as of June 30, 2005 and December 31, 2004              3

                 Consolidated Statements of Operations and Comprehensive
                 Income (Unaudited) for the three months ended
                 June 30, 2005 and 2004                                             4

                 Consolidated Statements of Operations and Comprehensive
                 Income (Unaudited) for the six months ended
                 June 30, 2005 and 2004                                             5

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 six months ended June 30, 2005 and 2004                            6

                 Notes to Consolidated Financial Statements (Unaudited)          7-10

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            11-24

        Item 3.  Controls and Procedures                                           25


PART II.         OTHER INFORMATION:                                             26-27

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

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                  JUNE 30,         DECEMBER 31,
ASSETS                                                              2005              2004
                                                                (UNAUDITED)
ASSETS:
 Cash and cash equivalents:
  Cash and due from banks                                      $   4,256,969      $   3,572,243
  Interest-bearing deposits                                       10,125,993          1,542,765
                                                               -------------      -------------

     Total cash and cash equivalents                              14,382,962          5,115,008

 Securities available for sale                                    29,528,882         32,361,376
 Securities held to maturity                                          17,935             19,073
 Loans receivable, net of allowance for loan losses
  of $1,768,449 and $1,919,193                                   153,382,224        155,508,075
 Stock in FHLB, at cost                                            2,958,900          2,896,400
 Deferred income taxes, net                                        2,638,854          2,650,679
 Premises and equipment, net                                       1,928,711          1,992,349
 Other real estate owned                                           1,040,093          1,415,351
 Accrued interest receivable and other assets                      1,532,069          1,128,719
 Core deposit intangible                                             344,824            379,306
 Goodwill                                                          3,159,051          3,159,051
                                                               -------------      -------------

TOTAL ASSETS                                                   $ 210,914,505      $ 206,625,387
                                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Interest bearing deposits                                     $ 144,333,559      $ 151,358,006
 Non-interest bearing deposits                                    25,482,274         18,972,486
 Fed funds purchased                                                      --            427,000
 Advances from FHLB                                               17,429,483         15,091,393
 Note payable                                                      6,000,000          4,000,000
 Accrued interest and other liabilities                            1,101,360            992,237
                                                               -------------      -------------

     Total liabilities                                           194,346,676        190,841,122
                                                               -------------      -------------
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 2,000,000 shares
  authorized, none issued                                                 --                 --
 Common stock, no par value, 15,000,000 shares authorized,
  3,507,150 and 3,406,150 shares issued and outstanding           25,132,017         24,635,162
 Accumulated deficit                                              (8,515,309)        (8,782,422)
 Accumulated other comprehensive (loss)                              (48,879)           (68,475)
                                                               -------------      -------------

     Total shareholders' equity                                   16,567,829         15,784,265
                                                               -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 210,914,505      $ 206,625,387
                                                               =============      =============

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


                                                                          2005             2004
INTEREST INCOME:
 Loans receivable                                                    $ 2,497,542      $ 2,002,092
 Securities                                                              319,332          340,196
 Interest-bearing deposits                                                60,830           11,182
 Dividends from FHLB                                                      31,382           27,625
                                                                     -----------      -----------
     Total interest income                                             2,909,086        2,381,095
                                                                     -----------      -----------
INTEREST EXPENSE:
 Interest expense on deposits                                            978,911          808,851
 Interest expense on FHLB and other borrowings                           224,773          180,990
                                                                     -----------      -----------
     Total interest expense                                            1,203,684          989,841
                                                                     -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                   1,705,402        1,391,254
PROVISION FOR LOAN LOSSES                                                 52,500           97,500
                                                                     -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    1,652,902        1,293,754
                                                                     -----------      -----------
NON-INTEREST INCOME:
 Service charges and fees                                                118,422           72,777
 Secondary market mortgage fees                                          146,391          113,848
 Gain (loss) on sale of other real estate owned and other assets         (76,156)          16,957
 Gain on sale of securities                                                   --            7,605
 Other                                                                    58,103           59,090
                                                                     -----------      -----------
     Total non-interest income                                           246,760          270,277
                                                                     -----------      -----------
NON-INTEREST EXPENSE:
 Salaries and employee benefits                                          944,151          793,394
 Premises and equipment                                                  200,839          223,986
 Federal deposit insurance                                                13,162           12,407
 Data processing                                                         155,280          148,247
 Advertising and promotion                                                40,156           21,079
 Bank fees and charges                                                    27,594           24,972
 Directors fees                                                           28,750           59,050
 Professional fees                                                       184,835          130,229
 Stationery, supplies and printing                                        28,077           43,284
 Merger expense                                                            3,836               --
 Core deposit intangible                                                  17,241           18,601
 Other                                                                   192,362          201,099
                                                                     -----------      -----------
     Total non-interest expense                                        1,836,283        1,676,348
                                                                     -----------      -----------
INCOME BEFORE INCOME TAX                                                  63,379         (112,317)
INCOME TAX EXPENSE (BENEFIT)                                                  --               --
                                                                     -----------      -----------
NET INCOME (LOSS)                                                    $    63,379      $  (112,317)
                                                                     ===========      ===========
COMPREHENSIVE INCOME (LOSS)                                          $   432,001      $  (614,851)
                                                                     ===========      ===========
Basic earnings per share                                             $      0.02      $     (0.03)
                                                                     ===========      ===========
Diluted earnings per share                                           $      0.02      $     (0.03)
                                                                     ===========      ===========


See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


                                                                             2005             2004
INTEREST INCOME:
 Loans receivable                                                        $ 4,845,384      $ 3,870,313
 Securities                                                                  654,413          786,954
 Interest-bearing deposits                                                    93,222           17,040
 Dividends from FHLB                                                          62,500           61,076
                                                                         -----------      -----------
     Total interest income                                                 5,655,519        4,735,383
                                                                         -----------      -----------
INTEREST EXPENSE:
 Interest expense on deposits                                              1,893,671        1,435,045
 Interest expense on FHLB and other borrowings                               401,324          369,564
                                                                         -----------      -----------
     Total interest expense                                                2,294,995        1,804,609
                                                                         -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                       3,360,524        2,930,774
PROVISION FOR LOAN LOSSES                                                    105,000          195,000
                                                                         -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        3,255,524        2,735,774
                                                                         -----------      -----------
NON-INTEREST INCOME:
 Service charges and fees                                                    219,448          149,721
 Secondary market mortgage fees                                              271,719          176,965
 Gain (loss) on the sale of other real estate owned and other assets         (69,280)         149,496
 Gain on sale of securities                                                       --          105,167
 Other                                                                        88,938           10,392
                                                                         -----------      -----------
     Total non-interest income                                               510,825          591,741
                                                                         -----------      -----------
NON-INTEREST EXPENSE:
 Salaries and employee benefits                                            1,780,024        1,520,802
 Premises and equipment                                                      389,359          431,118
 Federal deposit insurance                                                    29,404           24,919
 Data processing                                                             310,066          298,892
 Advertising and promotion                                                    80,690           38,876
 Bank fees and charges                                                        53,417           48,632
 Directors fees                                                               82,600          117,500
 Professional fees                                                           278,805          242,789
 Stationery, supplies and printing                                            55,467           74,265
 Merger expense                                                               73,171               --
 Core deposit intangible                                                      34,482           35,026
 Other                                                                       331,751          421,170
                                                                         -----------      -----------
     Total non-interest expense                                            3,499,236        3,253,989
                                                                         -----------      -----------
INCOME BEFORE INCOME TAX                                                     267,113           73,526
INCOME TAX EXPENSE (BENEFIT)                                                      --               --
                                                                         -----------      -----------
NET INCOME                                                               $   267,113      $    73,526
                                                                         ===========      ===========
COMPREHENSIVE INCOME (LOSS)                                              $   286,709      $  (262,995)
                                                                         ===========      ===========
Basic earnings per share                                                 $      0.08      $      0.02
                                                                         ===========      ===========
Diluted earnings per share                                               $      0.08      $      0.02
                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

--------------------------------------------------------------------------------

                                                                                    2005              2004
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $    267,113      $     73,526
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and purchase accounting amortization                                   77,897           782,070
  Net amortization (accretion) of securities                                          19,932           205,468
  Provision for loan losses                                                          105,000           195,000
  FHLB stock dividends                                                               (62,500)          (69,200)
  (Gain) on sale of securities available for sale                                         --          (105,167)
  (Gain) loss on sale of other real estate owned                                      51,045           (35,849)
Changes in assets and liabilities:
  Accrued interest receivable                                                         91,581            99,640
  Other assets                                                                      (494,463)          518,920
  Accrued interest payable and other liabilities                                     109,122           (62,159)
                                                                                ------------      ------------
     Net cash from operating activities                                              164,727         1,602,249
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan funded, net of collections                                                   1,761,745       (22,846,154)
 Maturities and paydowns of securities available for sale                          2,843,983         7,624,573
 Maturities and paydowns of securities held to maturity                                1,138           110,354
 Proceeds from sales of securities available-for-sale                                     --        11,137,667
 Purchases of securities available-for-sale                                               --        (6,453,242)
 Purchase of premises and equipment                                                  (62,335)          (52,647)
 Proceeds from sale of real estate owned                                             398,713           469,280
                                                                                ------------      ------------
     Net cash from investing activities                                            4,943,244       (10,010,169)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of stock, net of offering costs of $8,145                    496,855                --
 Additional offering costs from proceeds of rights offering                               --           (26,331)
 Proceeds from note payable                                                        2,000,000                --
 Net change in fed funds purchased                                                  (427,000)               --
 Repayment of FHLB advances                                                      (12,222,553)      (61,265,321)
 Proceeds from FHLB advances                                                      14,569,409        68,813,000
 Net (decrease) in deposits                                                         (256,728)       (2,120,849)
                                                                                ------------      ------------
     Net cash from financing activities                                            4,159,983         5,400,499
                                                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    9,267,954        (3,007,421)

CASH AND EQUIVALENTS, Beginning of period                                          5,115,008         7,802,303
                                                                                ------------      ------------

CASH AND EQUIVALENTS, End of period                                             $ 14,382,962      $  4,794,882
                                                                                ============      ============


See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------


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

         The accompanying consolidated interim financial statements at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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


                                        THREE MONTHS ENDED             THREE MONTHS ENDED               THREE MONTHS ENDED
                                          MARCH 31, 2004                 JUNE 30, 2004                  SEPTEMBER 30, 2004
                                   -----------------------------------------------------------------------------------------------
                                   AS PREVIOUSLY                   AS PREVIOUSLY         AS         AS PREVIOUSLY
                                      REPORTED      AS RESTATED       REPORTED        RESTATED         REPORTED        AS RESTATED
                                   -------------    -----------    -------------     -----------    -------------      -----------
Net Income (Loss)                   $   227,025     $   185,843     $   (56,877)     $  (112,317)     $   (92,206)     $  (144,119)
Interest Income                       2,358,966       2,354,288       2,390,671        2,381,095        2,625,497        2,609,620
Net Interest Income before
 the Provision for Loan Losses        1,544,198       1,539,520       1,400,830        1,391,254        1,568,092        1,552,215
Non Interest Expense                  1,541,137       1,577,641       1,630,484        1,676,348        1,769,950        1,805,986
Basic earnings (loss) per share            0.07            0.05           (0.02)           (0.03)           (0.03)           (0.04)
Diluted earnings (loss) per share          0.07            0.05           (0.02)           (0.03)           (0.03)           (0.04)



                                            SIX MONTHS ENDED                NINE MONTHS ENDED
                                             JUNE 30, 2004                 SEPTEMBER 30, 2004
                                     ------------------------------------------------------------
                                     AS PREVIOUSLY                   AS PREVIOUSLY
                                        REPORTED      AS RESTATED       REPORTED      AS RESTATED
                                     -------------    -----------    -------------    -----------
Net Income (Loss)                     $   170,148     $    73,526     $    77,943     $   (70,593)
Interest Income                         4,749,637       4,735,383       7,375,132       7,345,001
Net Interest Income before
 the Provision for Loan Losses          2,945,028       2,930,774       4,513,115       4,482,984
Non Interest Expense                    3,171,621       3,253,989       4,941,566       5,059,971
Basic earnings (loss) per share              0.05            0.02            0.02           (0.02)
Diluted earnings (loss) per share            0.05            0.02            0.02           (0.02)


4.       COMMON SHARE INFORMATION

         Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

         The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                                          FOR THE THREE MONTHS ENDED
                                                                   JUNE 30,
                                                          ---------------------------
                                                               2005          2004
Basic earnings per share:
 Weighted average common shares                             3,468,304     3,406,150
                                                            =========     =========

Diluted earnings per share:
 Weighted average common shares                             3,468,304     3,406,150
 Dilutive effect of stock options                                 681            --
                                                            ---------     ---------
  Weighted average common shares and incremental shares     3,468,985     3,406,150
                                                            =========     =========


                                                           FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           -------------------------
                                                              2005          2004
Basic earnings per share:
 Weighted average common shares                             3,437,399     3,406,150
                                                            =========     =========
Diluted earnings per share:
 Weighted average common shares                             3,437,399     3,406,150
 Dilutive effect of stock options                                 891        34,199
                                                            ---------     ---------
  Weighted average common shares and incremental shares     3,438,290     3,440,349
                                                            =========     =========

         For the three month and six month periods ended June 30, 2005, and the six month period ended June 30, 2004, 163,850, and 122,350 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive. During the three months ended June 30, 2004, there were no incremental shares relating to the dilutive effect of stock options due to a net loss.

5.       STOCK BASED COMPENSATION

         At June 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                FOR THE THREE MONTHS ENDED
                                                                         JUNE 30,
                                                               -----------------------------
                                                                  2005             2004
Net income (loss):
 Net income (loss) as reported                                 $    63,379      $  (112,317)
  Deduct total stock based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects and reversals of
   prior period expense due to forfeitures                          (4,265)          (8,175)
                                                               -----------      -----------
 Pro forma, net income (loss)                                  $    59,114      $  (120,492)
                                                               ===========      ===========
Net earnings (loss) per share:
 Basic earnings (loss) per share                               $      0.02      $     (0.03)
 Diluted earnings (loss) per share                             $      0.02      $     (0.03)

Pro forma earnings (loss) per share:
 Basic earnings (loss) per share                               $      0.02      $     (0.04)
 Diluted earnings (loss) per share                             $      0.02      $     (0.04)



                                                             FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            --------------------------
                                                                2005           2004
Net income:
 Net income as reported                                     $   267,113     $    73,526
  Deduct total stock based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                        19,441         (16,350)
                                                            -----------     -----------
 Pro forma, net income                                      $   286,554     $    57,176
                                                            ===========     ===========
Net earnings per share:
 Basic earnings per share                                   $      0.08     $      0.02
 Diluted earnings per share                                 $      0.08     $      0.02

Pro forma earnings per share:
 Basic earnings per share                                   $      0.08     $      0.02
 Diluted earnings per share                                 $      0.08     $      0.02

6.       INCOME TAXES

         The Company maintains a valuation allowance against a portion of the deferred tax assets because management believes it is more likely than not that a portion of the benefit associated with the deferred tax asset will not be realized. During 2005 and 2004, management's estimate of the deferred tax asset realization did not change significantly and the Company recorded changes in its valuation allowance to offset changes in the deferred tax assets, resulting in no income tax expense for 2005 or 2004. The Company has generated federal and state operating losses carryforwards totaling $4.5 million. The net operating loss carryforwards, if unused will begin to expire in 2020 through 2024.

7.       NEW ACCOUNTING PRONOUNCEMENTS BUT NOT YET EFFECTIVE

         FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $27,000 in 2006. There will be no significant effect on financial position as total equity will not change.

8.       PRIVATE PLACEMENT

         On April 26, 2005, the Board of Directors of the Company approved the offer and sale of up to $600,000 worth of its common stock to certain accredited investors, including, without limitation, the officers and directors of the Company in a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. On April 29, 2005, the price of $5.00 per share was determined by the Executive Committee of the Board of Directors of the Company. Subsequently, the Company sold 101,000 shares of common stock at a price of $5.00 per share, or $505,000 in gross proceeds. Offerings costs as of June 30, 2005 are $8,145. The private placement closed on May 6, 2005.

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

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Paramount Bank. The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. The Company maintains a $6,000,000 loan from a commercial bank.

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

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carry forward periods, including consideration of available tax planning strategies. During 2005 and 2004, management's estimate of deferred tax asset realization did not change significantly, and the valuation allowance was adjusted to offset the net change in deferred tax assets during the periods.

MANAGEMENT OVERVIEW

Overview of Financial Condition at June 30, 2005 and December 31, 2004

On a consolidated basis, the Company's total assets as of June 30, 2005 were $210,915,000 compared to total assets of $206,625,000 at December 31, 2004. As of June 30, 2005, gross loans were $155,151,000 compared to gross loans of $157,427,000 at December 31, 2004. Deposits were $169,816,000 at June 30, 2005 compared to $170,330,000 at December 31, 2004. Total capital was $16,568,000 at June 30, 2005 compared to $15,784,000 at December 31, 2004. Outstanding shares of common stock were 3,507,150 as of June 30, 2005 and 3,406,150 as of December 31, 2004.

The Company has continued to be asset sensitive, with a large amount of variable rate loans tied to prime, and the Company is benefiting from the prime rate increases. During the quarter ended June 30, 2005, the Company raised $505,000 in gross proceeds through the sale of its common stock, borrowed an additional $2,000,000 from Union Federal Bank of Indianapolis and invested $1,800,000 into Shelby County Bank. The remaining monies will be held by the Company as additional working capital. This additional capital will allow Shelby County Bank to maintain its momentum of growing quality loans and improving net interest income. During the remainder of 2005, the Company believes loan balances will continue to increase net interest income, without reducing credit quality. Management and staff at both Shelby County Bank and Paramount Bank will continue to work diligently at implementing growth plans and strategies as the Company expects meaningful results from these actions this year.

Overview of Results of Operations for the Three Months Ended June 30, 2005 and 2004

For the quarter ended June 30, 2005, the Company's net consolidated income was $63,000. This compares to a consolidated net loss of $112,000 for the same period of 2004. Basic earnings per share was $0.02 for the quarter ended June 30, 2005 compared to a loss of $0.03 earnings per share for the quarter ended June 30, 2004. Weighted average outstanding shares (basic) for the second quarter of 2005 were 3,468,304 and 3,406,150 the second quarter of 2004. The Company benefited from amortization of purchase accounting adjustments from the acquisition of Paramount Bank. For the three month period ended June 30, 2005, income has been increased $54,000 as a result of net accretion of purchase accounting adjustments on loans, deposits and borrowings. However, this benefit will be decreasing in the future.

Net interest income before the provision for loan losses for the three months ended June 30, 2005 increased approximately 22.5% from the period ended June 30, 2004. This increase can be attributed to a rising interest rate environment with the prime lending rate increasing from 4.00% to 6.00%. The Banks will continue to benefit from the increases in the prime interest rate as a large amount of the loan portfolio has variable rates. Another factor contributing to the increase was increased loan growth at Shelby County Bank during 2004.

Overall non-interest income decreased 9.5% for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004. Primarily this reduction was comprised of net losses on the sale of other real estate and other assets. This decrease was partially offset by increases in secondary market mortgage loan fees and in service charges and fees on deposit accounts.

Non-interest expense increased 9.5% for the three months ended June 30, 2005 compared to the same period of 2004. This increase was primarily due to additional professional expenses incurred in the second quarter of 2005 related to the costs to manage and reduce real estate owned and pursue litigation on past due loans. The Company reduced this non-earning asset category by $288,000 during the second quarter of 2005 and expects to further reduce this category by approximately $550,000 during the third quarter of 2005. Salaries and benefits have increased for the three months ended June 30, 2005 compared to the same period of 2004 due to staffing additions at both Shelby County Bank and Paramount Bank, and the inclusion of salary expense for the Chief Executive Officer of the Company and for the Chairman of the Board of Directors of Shelby County Bank. These salary increases were accompanied by a reduction in director fees for these two individuals over the periods. Paramount Bank incurred increased expenses in advertising and promotion for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. These additional costs were the result of increased efforts to promote and advertise the Bank in its local market area. In the fourth quarter of 2004, the Banks formally negotiated enhanced, more cost effective insurance contracts. This benefit reduced other non-interest expense.

Overview of Results of Operations for the Six Months Ended June 30, 2005 and
2004


For the six month period ended June 30, 2005, the Company's net consolidated income was $267,000. This compares to a net consolidated income of $74,000 for the same period of 2004. Basic earnings per share were $0.08 for the six months ended June 30, 2005 compared to $0.02 per share for the six months ended June 30, 2004. Weighted average outstanding shares (basic) for the first half of 2005 were 3,437,399 compared to 3,406,150 for the first half of 2004. The Company benefited from amortization of purchase accounting adjustments from the acquisition of Paramount Bank. For the six month period ended June 30, 2005, income has been increased $141,000 as a result of net accretion of purchase accounting adjustments on loans, deposits and borrowings. However, this benefit will be decreasing in the future quarters as it declined from $87,000 for the period ended March 31, 2005 to $54,000 for the period ended June 30, 2005.

Net interest income before loan loss provision for the six months ended June 30, 2005 was $3,361,000 as compared to $2,931,000 for the same period in 2004, or a 14.7% increase. The increase in net interest income for the six month period ending June 30, 2005, when compared to the same period of 2004 can be attributed to a rising interest rate environment with the prime lending rate increasing from 4.00% to 6.00%. The Banks will continue to benefit from the increases in the prime interest rate as a large amount of the loan portfolio has variable rates.

Non-interest income for the six months ended June 30, 2005 was $511,000 as compared to $592,000 for the same period in 2004, or a 16% decrease comprised primarily of decreases on gains of securities available-for-sale, losses on sales of other real estate owned and other assets, partially offset by increases in secondary market mortgage loan fees and service charges on deposit accounts.

Non-interest expense increased to $3,499,000 for the six months ended June 30, 2005 from $3,254,000 for the same period of 2004. This increase was primarily due to additional professional expenses incurred in 2005 related to the costs to manage and reduce real estate owned and pursue litigation on past due loans. The Company reduced this non-earning asset category by $375,000 since December 31, 2004 and expects to further reduce this category during the remainder of 2005. Salaries and benefits have increased for the six months ended June 30, 2005 compared to the same period of 2004 due to staffing additions at both Shelby County Bank and Paramount Bank, and the inclusion of salary expense for the Chief Executive Officer of the Company and for the Chairman of the Board of Directors of Shelby County Bank during the second quarter of 2005. These salary increases were accompanied by a reduction in director fees for these two individuals over the periods. Paramount Bank incurred increased expenses in advertising and promotion for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. These additional costs were the result of increased efforts to promote and advertise the bank in its local market area. In the fourth quarter of 2004, the Banks formally negotiated enhanced, more cost effective insurance contracts. This benefit to reduced other non-interest expense.

FINANCIAL CONDITION

The Company's total assets at June 30, 2005 were $210,915,000, an increase of $4,290,000 from December 31, 2004. Primarily the change consists of an increase in cash and cash equivalents of $9,268,000, offset by a decrease in securities available-for-sale of $2,832,000, a decrease in net loans of $2,126,000 and a decrease in other real estate owned of $375,000. During 2005, Shelby County Bank continues to focus its efforts on maintaining its "well capitalized" status, therefore loan growth has slowed. However, the Banks do foresee the loan balances growing during the remainder of this year. During the quarter ended June 30, 2005 the Company raised $505,000 in gross proceeds through the sale of its common stock and borrowed an additional $2,000,000 from Union Federal Bank of Indianapolis. The Company then invested $1,800,000 into Shelby County Bank. The remaining monies will be held by the Company as additional working capital. During the end of the third quarter 2004, it was necessary for Shelby County Bank to participate $4,000,000 of its commercial loan and home equity loan portfolios to other banks. This was accomplished in order to continue its "well capitalized" status. The Banks are strategically maintaining their "well capitalized" status while continuing to focus on improving net interest income and overall profitability. With the additional capital, Shelby County Bank will be able to resume and maintain its momentum of growing quality loans and improving net interest income.

The investment portfolio balances have decreased to $29,547,000 at June 30, 2005 from $32,380,000 at December 31, 2004. There was a $1,000,000 call of a U.S. Agency available-for-sale security which contributed to the decline in investments. Additional decreases in the investments were due to average repayments of approximately $310,000 per month on the mortgage-backed-securities. These decreases were offset by an increase in the market value of securities available-for-sale of $31,000. The call and repayments were replaced by liquid funds to help improve "well capitalized" ratios. In the future the Banks will continue to invest primarily in GNMA mortgage-backed securities. These investment products receive favorable risk-based capital treatment.

The Banks' interest-bearing deposits within other banks increased $8,583,000 to $10,126,000 from $1,543,000 at December 31, 2004. The large amount of interest-bearing deposits within other banks is primarily the result of one large account at Paramount Bank which has significant volatility in the amount of overnight deposits which they maintain. The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the year ended December 31, 2004, the Banks had significantly increased their use of borrowed funds as a result of increased loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's liquidity needs, the Company borrowed an additional $2,000,000 in external funding in order to resume loan growth at Shelby County Bank. In addition, a private placement was authorized by the Board of Directors in April 2005 and completed in May 2005 in order to increase the Company's capital. The private placement raised gross proceeds of $505,000 of capital, the offering costs were $8,145.

The Banks' net loans decreased $2,216,000 from December 31, 2004 to $153,382,000 at June 30, 2005. During the six month period ended June 30, 2005, Shelby County Bank slowed loan growth to maintain their "well capitalized" status. However, as a result of the additional capital, future growth is expected to accelerate in the commercial lending market as well as in the home equity market. These loan products provide the opportunity for increased profitability and continued improvement in interest rate sensitivity while maintaining the Banks' "well capitalized" status.

LOANS RECEIVABLE

                                                 JUNE 30,          DECEMBER 31,
                                                   2005               2004
Real Estate Mortgage Loans:
 One-to-four family                            $  43,391,430      $  44,643,438
 Non Residential                                  35,723,095         32,578,619
 Home equity loans                                35,473,850         33,852,662
Consumer loans                                     8,491,776          9,076,135
Commercial loans, including participations        32,070,522         37,276,414
                                               -------------      -------------
Total gross loans                                155,150,673        157,427,268
 Less allowance for loan losses                   (1,768,449)        (1,919,193)
                                               -------------      -------------
Total loans receivable, net                    $ 153,382,224      $ 155,508,075
                                               =============      =============

NON-PERFORM ING LOANS


                                                       JUNE 30,      DECEMBER 31,
                                                        2005             2004

Non-performing loans consist of the following:
 Non-accrual loans                                   $1,595,540      $  462,473
 Ninety (90) days past due                            1,018,108       1,445,792
                                                     ----------      ----------
Total non-performing loans                           $2,613,648      $1,908,265
                                                     ==========      ==========
Non-performing loans to total loans                        1.68%           1.21%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At June 30, 2005, the Banks reported approximately $1,596,000 of non-accrual loans and $1,018,000 in loans ninety days or more past due. This is an increase in non-accrual loans of $1,133,000 from December 31, 2004 and a decrease in past due loans of $428,000 from December 31, 2004. The increase in non-accrual loans was the result of moving a $234,000 ninety day past due loan to non-accrual status and the addition of several loans of $1,069,000 placed on non-accrual status at Paramount Bank. These increases were offset by a decrease in non-accrual loans which were removed from non-accrual, partially charged off and moved to other real estate. The primary reason for the decrease in past due loans ninety days or more was the result of moving the one loan of $234,000 from this category to the non-accrual category. In addition, there were other loans that were removed from ninety days past due as a result of renewals and payoffs. There is an increase in the non-performing loans to total gross loans from 1.21% at December 31, 2004 to 1.68% at June 30, 2005. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    -----------------------------
                                                                       2005               2004
Balance, beginning of period                                        $ 1,919,193       $ 1,681,005
Add:
 Provision for loan losses                                              105,000           195,000
 Recoveries of loans previously charged off                              26,449             4,849
 Less gross charge-offs:
  Residential real estate loans                                         (17,773)          (90,619)
  Consumer/commercial loans                                            (264,420)         (203,964)
                                                                    -----------       -----------
Balance, end of period                                              $ 1,768,449       $ 1,586,271
                                                                    ===========       ===========
Net charge-offs to total average loans outstanding (annualized)            0.32%             0.42%
Allowance to total average loans outstanding                               1.11%             1.14%

Allowance for loan losses at June 30, 2005 was $1,768,000, an increase of $182,000 from December 31, 2004. The Company's provision for loan losses for the year was $105,000 and its net charge-offs were approximately $256,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS, FDIC, the Banks' historical losses or by the Chief Credit Officer's recommendations and by multiplying such loss percentages to the Banks' distribution of portfolio balances since management believes this will be representative of losses inherent in the portfolio. The calculated reserve is compared to the Banks' existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by management. The reason for the decrease in the allowance was primarily due to the charge off of loans that had been previously allocated in the allowance and management's analysis of the allowance in determining the necessity for a monthly provision. The net charge offs for the period six month ended June 30, 2005 compared to the period ended June 30, 2004 have decreased by $34,000. Shelby County Bank decreased its net charge offs by $93,000 while Paramount Bank increased its net charge offs by $59,000. Residential real estate loan charge-offs for the period were $18,000 primarily one loan at Shelby County Bank. Consumer and commercial loan charge-offs consisted primarily of four loans at Paramount Bank. There were recoveries of seven loans previously charged off of $26,000. The allowance to total average loans outstanding decreased to 1.11% for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. For the six month period ended June 30, 2005, the allowance to total average loans outstanding decreased 20 basis points from 1.31% at December 31, 2004.

Total liabilities at June 30, 2005 were $194,347,000, an increase of $3,506,000 compared to $190,841,000 at December 31, 2004. Deposits at June 30, 2005 were $169,816,000 compared to $170,330,000 at December 31, 2004, a decrease of
$514,000. Accordingly, other borrowings have increased by $1,911,000 to $17,429,000 at June 30, 2005 from $15,518,000 at December 31, 2004. The note payable increased $2,000,000 to $6,000,000 at June 30, 2005 from $4,000,000 at
December 31, 2004. The additional borrowing was completed during the quarter ended June 30, 2005 and subsequently $1,800,000 was invested at Shelby County Bank to improve its regulatory capital ratios. Management continues to emphasize the benefits of gathering non-certificate depository funding as a means of decreasing the Banks' overall funding costs, improving levels of fee income derived from depository relationships, and encouraging a stronger relationship with its customer base. By acquiring primarily transaction accounts, the Banks are less susceptible to loss of accounts during periods of volatile interest rates.

Shareholders' equity at June 30, 2005 was $16,568,000, an increase of $784,000 compared to $15,784,000 at December 31, 2004. The change in equity resulted from net income of $267,000, additional capital of $505,000 net of offering costs of $8,100 as a result of the private placement and an increase of $20,000 from an improvement in the fair value of the Company's available-for-sale investment portfolio.


RESULTS OF OPERATIONS: Three Months Ended June 30, 2005

During the three month period ended June 30, 2005, the Company's net income was $63,000 compared to a net loss of $112,000 reported for the three month period ended June 30, 2004. There was no income tax expense for the three month period ended June 30, 2005 and for the three month period ended June 30, 2004. The Company maintains a valuation allowance on a portion of its deferred tax assets. During 2005 and 2004, management's estimate of the deferred tax asset realization did not change significantly and the Company recorded changes in its valuation allowance to offset a change in the deferred tax assets, resulting in no income tax expense for 2005 or 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $314,000, a decrease in the provision for loan losses of $45,000, a decrease in non-interest income of $24,000, and an increase in non-interest expenses of $160,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $528,000, offset by an increase in interest expense of $214,000. The increase in loan interest income was primarily due to loan growth in 2004 and prime interest rate increases in the latter half of 2004 and in 2005. Increases of $53,000 in interest income on interest bearing deposits and dividends from FHLB were primarily the effect of interest rate increases. These increases were offset by decreases of $21,000 in the investment interest income as a result of decreased volume. The major variance in interest expense is $170,000 and is attributed to both increases in rates and volume of primarily certificates of deposit. Additionally, interest expense on borrowings increased $44,000 and was primarily the result of an increase in the interest rates of those borrowings.

Interest income and fees from loans increased from $2,002,000 for the three month period ended June 30, 2004 to $2,498,000 for the three month period ended June 30, 2005. This increase was comprised of a favorable variance of $180,000 due to higher average loan balances of $12,317,000, and a favorable variance of $316,000 due to an increase of 77 basis points in the effective yield on loans. The increase in yield was largely due to increases in the prime interest rate, increased balances in variable rate products, as well as higher yields on new loans originated during the period. The overall yield on loans increased to 6.36% for the three month period ended June 30, 2005 from 5.59% for the three month period ended June 30, 2004.

Interest income from investment securities decreased $21,000 to $319,000 for the three months ended June 30, 2005, when compared to the three month period ended June 30, 2004. This decrease resulted from an unfavorable variance of $56,000 from a decrease in average investment balances of $5,400,000. These decreases were due to maturities, repayments of mortgage-backed-securities and sales occurring in 2004 and were the result of efforts to improve interest rate sensitivity, risk-based capital, manage liquidity and concentrate on loan growth. The unfavorable variance due to volume was offset by an increased variance of $35,000 due to investment yields being 42 basis points higher over the prior period ended June 30, 2004. During the three month period ended June 30, 2005, there were principal payment reductions in the mortgage-backed-securities of $967,000. The Banks will continue to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Interest expense on deposits increased $170,000 to $979,000 for the three month period ended June 30, 2005, compared to $809,000 for the three month period ended June 30, 2004. This increase was comprised of an unfavorable variance of $32,000 due to an increase in average deposit balances of $3,200,000 primarily in certificates of deposit, and an unfavorable variance of $138,000 due to an increase in average rates on deposits from 2.27% to 2.69%. This unfavorable rate variance was created by higher certificate rates on new certificates of deposit, as well as increased rates applied to core deposit products such as savings and money market accounts. Additionally, increases in certificates of deposit, specifically at Shelby County Bank were used as funding sources to offset maturities of high rate promotional certificates of deposits.

Interest expense on FHLB advances and other borrowings increased $44,000 from $181,000 for the three-month period ended June 30, 2004 to $225,000 for the three month period ended June 30, 2005. This increase was the result of an unfavorable variance of $4,000 due to an increase in the average borrowing balance of $458,000 and an unfavorable variance of $40,000 due to an increase in interest rates from 3.19% to 3.89%.

For the three month period ended June 30, 2005, the provision for loan losses was $52,500 compared to $97,500 for the three month period ended June 30, 2004. The decrease of $45,000 is primarily attributed to Shelby County Bank. There was no provision for loan losses at Shelby County Bank for the three month period ended June 30, 2005. Management determined by analysis that the Bank's reserve was provided for adequately. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Total non-interest income was $247,000 for the three-month period ended June 30, 2005 compared to $270,000 for the three month period ended June 30, 2004. Of this decrease, $8,000 can be attributed to the result of net gains on securities available-for-sale occurring during the period ended June 30, 2004. There are also net decreases in other income and in other income from sales of other assets of $94,000. Decreases in other income were in part the result of a sale of a building owned by the Company during the fourth quarter of 2004 and which resulted in the reduction of $7,000 in rental income for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. There were also net losses on sales of other real estate owned and other assets $93,000. This was primarily the result of a $72,000 loss on the sale of one other real estate owned. However, this loss on sale was partially offset by an increase in other income on other real estate owned of $40,000. Offsetting the decreases, there was an increase of $33,000 in secondary market mortgage loan fees and a $46,000 increase from service charges and fees on deposit accounts.

Non-interest expenses totaled $1,836,000 for the three month period ended June 30, 2005, compared to $1,676,000 during the three month period ended June 30, 2004.

Changes in non-interest expenses consist of the following:


                                                                      CHANGE FROM
                                            THREE MONTHS ENDED            2004
                                                 JUNE 30,
                                        -------------------------
                                            2005          2004
Salaries and employee benefits          $  944,151     $  793,394     $  150,757
Occupancy                                  200,839        223,986        (23,147)
Federal deposit insurance                   13,162         12,407            755
Data Processing                            155,280        148,247          7,033
Advertising and promotion                   40,156         21,079         19,077
Bank fees and charges                       27,594         24,972          2,622
Director Fees                               28,750         59,050        (30,300)
Professional Fees                          184,835        130,229         54,606
Stationery, supplies and printing           28,077         43,284        (15,207)
Core deposit intangible                     17,241         18,601         (1,360)
Merger costs                                 3,836             --          3,836
Other Expenses                             192,362        201,099         (8,737)
                                        ----------     ----------     ----------
                                        $1,836,283     $1,676,348     $  159,935
                                        ==========     ==========     ==========

Major fluctuations in non-interest expense include an increase in salaries and employee benefits of $151,000. This increase is in part due to decreased loan growth at Shelby County Bank for the period ended June 30, 2005 and the impact on salary deferred loan fees and costs related to that slowed growth. Other increases to salaries were the result of additions to staff, salary increases and the reclassification of both the Chief Executive of the Company's and the Chairman of the Board at Shelby County Bank's compensation from director fees to salaries. Advertising and promotion expenses have increased $19,000 from the three months ended June 30, 2004 to the three months ended June 30, 2005 due to an increase of $17,000 in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Professional fees have increased by $55,000 primarily at Paramount Bank as the Bank has retained legal counsel to pursue litigation regarding past due loans, these costs are associated with those efforts. Increases in non-interest expense were offset by occupancy which decreased $23,000 when comparing the two periods. A primary reason for the reduction was the result of a sale of a property owned by the Company in the fourth quarter of 2004 and the $4,000 in occupancy costs associated with maintaining that property during the three months ended June 30, 2004. Other reductions in occupancy were due to fixed assets becoming fully depreciated during 2004 and the first quarter ended March 31, 2005. Stationary and supplies decreased $15,000 as there is a concentrated effort at the Banks to reduce such expenses as they relate to cost containment. Additionally, director fees have decreased $30,000 for the period ended June 30, 2005 compared to the period ended June 30, 2004. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. Additionally as stated previously, compensation for the Chief Executive of the Company and the Chairman of the Board of Shelby County Bank has changed from directors fees to salaries during the second quarter ended June 30, 2005. These expenses will be increasing in the future however, as there are current vacancies on both Banks' Board of Directors as well as the Company's.

RESULTS OF OPERATIONS: Six Months Ended June 30, 2005

During the six month period ended June 30, 2005, the Company's net income was $267,000 compared to net income of $74,000 reported for the three month period ended June 30, 2004. There was no income tax expense for the six month period ended June 30, 2005 and for the six month period ended June 30, 2004. The Company maintains a valuation allowance on a portion of its deferred tax assets. During 2005 and 2004, management's estimate of the deferred tax asset realization did not change significantly and the Company recorded changes in its valuation allowance to offset a change in the deferred tax assets, resulting in no income tax expense for 2005 or 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $429,000, a decrease in the provision for loan losses of $90,000, a decrease in non-interest income of $81,000, and an increase in non-interest expenses of $245,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $919,000, offset by an increase in interest expense of $490,000. The increase in loan interest income was primarily due to loan growth in 2004 and prime interest rate increases in the latter half of 2004 and in 2005. Increases of $78,000 in interest income on interest bearing deposits and dividends from FHLB were primarily the effect of interest rate. These increases were offset by decreases of $133,000 in the investment interest income primarily the result of decreased volume. The total variance in interest expense of $490,000 is attributed primarily to increased rates on certificates of deposit. Additionally, interest expense on borrowings increased by a net $31,000 and was predominantly the result of an increase in the interest rates of those borrowings as volume actually decreased.

Interest income and fees from loans increased from $3,870,000 for the six month period ended June 30, 2004 to $4,845,000 for the six month period ended June 30, 2005. This increase was comprised of a favorable variance of $522,000 due to higher average loan balances of $17,696,000, and a favorable variance of $452,000 due to an increase of 62 basis points in the effective yield on loans. The increase in yield was largely due to increases in the prime interest rate, increased balances in variable rate products, as well as higher yields on new loans originated during the period. The overall yield on loans increased to 6.19% for the six month period ended June 30, 2005 from 5.57% for the six month period ended June 30, 2004.

Interest income from investment securities decreased $133,000 to $654,000 for the six months ended June 30, 2005, when compared to the six month period ended June 30, 2004. This decrease resulted from an unfavorable variance of $232,000 from a decrease in average investment balances of $11,254,000. These decreases were due to maturities, repayments of mortgage-backed-securities and sales occurring in 2004 and were the result of efforts to improve interest rate sensitivity, risk-based capital, manage liquidity and concentrate on loan growth. The unfavorable variance due to volume was offset by an increased variance of $99,000 due to investment yields being 52 basis points higher over the prior period ended June 30, 2004. During the six month period ended June 30, 2005, there were principal payment reductions in the mortgage-backed-securities of $1,844,000 and a $1,000,000 call of a U.S Agency available for sale security. The Banks will continue to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Interest expense on deposits increased $459,000 to $1,894,000 for the six month period ended June 30, 2005, compared to $1,435,000 for the six month period ended June 30, 2004. This increase was comprised of an unfavorable variance of $97,000 due to an increase in the average deposit balances of $6,383,000 primarily in certificates of deposit, and an unfavorable variance of $363,000 due to an increase in average rates on deposits from 2.03% to 2.56%. This unfavorable rate variance was created by higher certificate rates on new certificates of deposit, as well as increased rates applied to core deposit products such as savings and money market accounts. Additionally, increases in certificates of deposit, specifically at Shelby County Bank were used as funding sources to offset maturities of high rate promotional certificates of deposits.

Interest expense on FHLB advances and other borrowings increased $32,000 from $370,000 for the six month period ended June 30, 2004 to $401,000 for the six month period ended June 30, 2005. This increase was the result of a favorable variance of $34,000 due to a decreased volume of the average borrowing balance of $1,980,000 and an unfavorable variance of $65,000 due to an increase in interest rates from 3.24% to 3.85%.

For the six month period ended June 30, 2005, the provision for loan losses was $105,000 compared to $195,000 for the six month period ended June 30, 2004. The decrease of $90,000 is primarily attributed to Shelby County Bank. There was no provision for loan losses at Shelby County Bank for the six month period ended June 30, 2005. Management determined by analysis that the Company's reserve was provided for adequately. Another factor contributing to this decision was due to the net decrease of $34,000 in charge-offs for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Total non-interest income was $511,000 for the six month period ended June 30, 2005 compared to $592,000 for the six month period ended June 30, 2004. Of this decrease, $105,000 can be attributed to the result of net gains on securities available-for-sale occurring during the six month period ended June 30, 2004. There are also net decreases in other income, other income from sales of other real estate owned and other assets of $140,000. Decreases in other income were in part the result of a sale of a building owned by the Company during the fourth quarter of 2004 and which resulted in the reduction of $15,000 in rental income for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. In addition, there were net losses on sales of other real estate owned and other assets of $219,000. This was primarily the result of a $72,000 loss on the sale of one other real estate owned, however, this loss on sale was partially offset by an increase in other income on other real estate owned of $40,000. Offsetting the decreases, there was an increase of $95,000 in secondary market mortgage loan fees and a $69,000 increase from service charges and fees on deposit accounts.

Non-interest expenses totaled $3,499,000 for the six month period ended June 30, 2005, compared to $3,254,000 during the six month period ended June 30, 2004. Of the increase, $73,000 can be attributed to the terminated merger with Heartland Bancshares, Inc.

Changes in non-interest expenses consist of the following:


                                                                   CHANGE FROM
                                         SIX MONTHS ENDED             2004
                                             JUNE 30,
                                     -------------------------
                                        2005           2004
Salaries and employee benefits       $1,780,024     $1,520,802     $  259,222
Occupancy                               389,359        431,118        (41,759)
Federal deposit insurance                29,404         24,919          4,485
Data Processing                         310,066        298,892         11,174
Advertising and promotion                80,690         38,876         41,814
Bank fees and charges                    53,417         48,632          4,785
Director Fees                            82,600        117,500        (34,900)
Professional Fees                       278,805        242,789         36,016
Stationery, supplies and printing        55,467         74,265        (18,798)
Core deposit intangible                  34,482         35,026           (544)
Merger costs                             73,171            -           73,171
Other Expenses                          331,751        421,170        (89,419)
                                     ----------     ----------     ----------
                                     $3,499,236     $3,253,989     $  245,247
                                     ==========     ==========     ==========

Other major fluctuations in non-interest expense include an increase in salaries and employee benefits of $259,000. This increase is in part due to decreased loan growth at Shelby County Bank for the period ended June 30, 2005 and the impact on salary deferred loan fees and costs related to that slowed growth. Other increases to salaries were the result of additions to staff, salary increases and the reclassification of both the Chief Executive of the Company's and the Chairman of the Board at Shelby County Bank's compensation from director fees to salaries. Advertising and promotion expenses have increased $42,000 from the six months ended June 30, 2004 to the six months ended June 30, 2005 due to an increase of $34,000 in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Professional fees have increased by $36,000 primarily at Paramount Bank as the Bank has retained legal counsel to pursue litigation regarding past due loans, these costs are associated with those efforts. Increases in non-interest expense were offset by other expenses which decreased $89,000, primarily the result of decreases in the Banks' insurance premiums. Occupancy decreased $42,000 when comparing the two periods. A primary reason for this reduction was the result of a sale of a property owned by the Company in the fourth quarter of 2004 and the $11,000 in occupancy costs associated with maintaining that property during the six months ended June 30, 2004. Other reductions in occupancy were due to fixed assets becoming fully depreciated during 2004 and the first quarter ended March 31, 2005. Stationary and supplies as well decreased $19,000 as there is a concentrated effort at the Banks to reduce such expenses as they relate to cost containment. Additionally, director fees have decreased $35,000 for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. Additionally as stated previously, compensation for the Chief Executive of the Company and Chairman of the Board of Shelby County Bank has changed from directors fees to salaries during the second quarter ended June 30, 2005. Director's fees will be increasing in the future however, as there are current vacancies on both Banks' Board of Directors as well as the Company's.

CAPITAL RESOURCES AND LIQUIDITY

The Company and the Banks are subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. The Board of Directors of the Company has set as an objective to maintain capital due to these primary factors: increased loan growth at Shelby County Bank during 2004, continued operating losses and the disallowance of the Banks' deferred tax assets in determining regulatory capital ratios.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 2005, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of June 30, 2005:


                                                            SHELBY COUNTY BANK
For Capital Adequacy Purposes:                                                  TOTAL
                                                  TANGIBLE        CORE       RISK-BASED
                                                  CAPITAL       CAPITAL        CAPITAL
                                                 ---------     ---------     ----------
                                                        (DOLLARS IN THOUSANDS)
Bank Amount                                      $  10,079     $  10,079     $  11,134
Required Amount                                      1,907         3,814         7,290
                                                 ---------     ---------     ---------

Excess                                           $   8,172     $   6,265     $   3,844
                                                 =========     =========     =========

Bank Ratio                                            7.93%         7.93%        12.22%
Required Ratio                                        1.50%         3.00%         8.00%
                                                 ---------     ---------     ---------

Ratio Excess                                          6.43%         4.93%         4.22%
                                                 =========     =========     =========


The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount as of June 30, 2005:


                                                            PARAMOUNT BANK

For Capital Adequacy Purposes:                                                  TOTAL
                                                    TANGIBLE       CORE       RISK-BASED
                                                     CAPITAL     CAPITAL       CAPITAL
                                                    --------     --------     ----------
                                                          (DOLLARS IN THOUSANDS)
Bank Amount                                         $  6,250     $  6,250     $  6,963
Required Amount                                        1,173        2,345        4,717
                                                    --------     --------     --------

Excess                                              $  5,077     $  3,905     $  2,246
                                                    ========     ========     ========

Bank Ratio                                              8.00%        8.00%       11.81%
Required Ratio                                          1.50%        3.00%        8.00%
                                                    --------     --------     --------

Ratio Excess                                            6.50%        5.00%        3.81%
                                                    ========     ========     ========

Liquidity measures the Banks' ability to meet their savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the six months ended June 30, 2005, the Banks have significantly increased their use of funds as a result of loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's recent liquidity needs, the Company borrowed an additional $2,000,000 from an external funding source during the quarter ended June 30, 2005 and subsequently contributed $1,800,000 of capital to its subsidiary, Shelby County Bank to fund growth. The Company does not anticipate the need for any additional capital over the next twelve months as a result of this borrowing and the private placement which was authorized by the Board of Directors in April 2005 and completed in May 2005, and which raised a net aggregate of $497,000 of capital after offering costs.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended June 30, 2005 that have materially affected, or reasonably likely to affect, the Company's internal control over financial reporting.

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

OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


         On May 6, 2005 the Company sold an aggregate amount of 101,000 shares of its common stock to certain accredited investors, including without limitation, the officers and directors of the Company in a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. Offering costs as June 30, 2005 are $8,145. The proceeds of the private placement were used for working capital for the Company.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the shareholders, held on May 24, 2005, in addition to the election of three directors to serve a three year term expiring in 2008, the shareholders voted upon one board proposal contained in Blue River's Proxy Statement dated April 22, 2005.

         Russell Breeden, III, Steven R. Abel, Wendell L. Bernard, Wayne C. Ramsey John R. Owens and Robert J. Salyers all continue as directors of the Company.

         The Board nominees were elected as directors with the following vote:


         Nominee                      For             Withheld
         -------                      ---------       --------
         Peter G. DePrez              2,769,600        97,003
         Wayne C. Ramsey              2,794,983        71,621
         John Eckart                  2,796,383        70,221

         The Board proposal was approved with the following vote:


                                                                             Abstentions
                                                                             (Other Than       Broker
                                                                               Broker           Non-
         Proposal                              For             Against       Non-Votes)        Votes
         --------                              ---------       -------       -----------       ------
         Ratification of the                   2,841,527        22,227         2,850             -0-
         Appointment of Crowe
         Chizek and Company LLC
         as the Independent Registered
         Public Accounting Firm for the
         fiscal year 2005

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

                            Blue River Bancshares, Inc.



Date:  August 15, 2005      By: /s/ Patrice M. Lima
                               ----------------------------------------
                               Patrice M. Lima, Vice President, Controller
                               (Principal Financial Officer & Chief
                               Accounting Officer)

                                  EXHIBIT INDEX
                              Document Description

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
  10.1            Third Amendment to Credit Agreement, dated as of June 30,
                  2005, by and between Blue River Bancshares, Inc. and Union
                  Federal Bank of Indianapolis (Incorporated by reference to
                  Exhibit 10.04 to the Registrant's Current Report on Form 8-K
                  filed with the SEC on July 5, 2005).

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