Form 10KSB/A
period 2004-12-31
BLUE RIVER BANCSHARES INC
filed 2005-10-04
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.1



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

                           BLUE RIVER BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                  Indiana                                        35-2016637
(State or other jurisdiction of incorporation or              (I.R.S. Employer
              organization)                                  Identification No.)




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

State issuer's revenues for the year ended December 31, 2004:    $ 6,156,000

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

          Yes       No   X
              ---       ---

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

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

                                EXPLANATORY NOTE

         This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-KSB for the year ended December 31, 2004 ("Annual Report") of Blue River Bancshares, Inc. is filed solely for the purpose of amending and restating Item 8A, to expressly state the conclusions of the principal executive officer and the principal financial officer with respect to the effectiveness of the Company's controls and procedures as of December 31, 2004. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer of the Company. Except as described above, no other changes have been made to the Annual Report. This Amendment No. 1 continues to speak as of the date of the Annual Report. We have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred subsequent to the filing of the Annual Report.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation and information provided by the Company's independent auditor, our CEO and Controller concluded that a material weakness existed with respect to our controls over accounting for FASB 91 cost deferrals on home equity loans. Accordingly, our CEO and Controller concluded that our Disclosure Controls were not effective at the Reasonable Assurance Level, as described below, as of the end of the period covered by this report.

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

REASONABLE ASSURANCE LEVEL OF THE EFFECTIVENESS OF CONTROLS

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

                              Blue River Bancshares, Inc.
                              (Registrant)

Date:   October 4, 2005       /s/ Russell Breeden, III
                              --------------------------------
                              Russell Breeden, III
                              Chairman of the Board
                              Chief Executive Officer, & President
                              (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   October 4, 2005       /s/ Patrice M. Lima
                              --------------------------------
                              Patrice M. Lima
                              Vice President & Controller
                              (Principal Financial Officer)
                              (Principal Accounting Officer)

Date:   October 4, 2005       /s/ Steven R. Abel
                              --------------------------------
                              Steven R. Abel,
                              Vice Chairman of the Board


Date:   October 4, 2005       /s/ Randy J. Collier
                              --------------------------------
                              Randy C. Collier
                              Executive Vice President,
                              Secretary

Date:   October 4, 2005       /s/ Wayne C. Ramsey
                              --------------------------------
                              Wayne C. Ramsey, Director

Date:   October 4, 2005       /s/ Wendell L. Bernard
                              --------------------------------
                              Wendell L. Bernard, Director

Date:   October 4, 2005
                              --------------------------------
                              Peter G. DePrez, Director

Date:   October 4, 2005
                              --------------------------------
                              John Robert Owens, Director

Date:   October 4, 2005
                              --------------------------------
                              Robert J. Salyers, Director

                                  Exhibit Index

31.1     Certification for the Annual Report on Form 10-KSB by the Principal
         Executive Officer

31.2     Certification for the Annual Report on Form 10-KSB by the Principal
         Financial Officer