Form 10QSB/A
period 2005-03-31
BLUE RIVER BANCSHARES INC
filed 2005-10-04
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  FORM 10-QSB/A
                                 Amendment No. 1

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
                                 (317) 398-9721

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  x     No
                                                               ----      ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes        No  X
    ---       ---

As of May 16, 2005 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                        Yes        No  X
                                        ---       ---

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

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                               MARCH 31,            DECEMBER 31,
ASSETS                                                                           2005                  2004
ASSETS:
 Cash and cash equivalents:
  Cash and due from banks                                                    $   4,517,662         $   3,572,243
  Interest-bearing deposits                                                      5,592,002             1,542,765
                                                                             -------------         -------------
     Total cash and cash equivalents                                            10,109,664             5,115,008
 Securities available for sale                                                  29,915,654            32,361,376
 Securities held to maturity                                                        18,438                19,073
 Loans receivable, net of allowance for loan losses of $1,977,511 and
  $1,919,193                                                                   153,753,057           155,508,075
 Stock in FHLB, at cost                                                          2,927,400             2,896,400
 Deferred income taxes, net                                                      2,860,068             2,650,679
 Premises and equipment, net                                                     1,959,091             1,992,349
 Other real estate owned                                                         1,328,375             1,415,351
 Accrued interest receivable and other assets                                    1,217,025             1,128,719
 Core deposit intangible                                                           362,065               379,306
 Goodwill                                                                        3,159,051             3,159,051
                                                                             -------------         -------------
TOTAL ASSETS                                                                 $ 207,609,888         $ 206,625,387
                                                                             =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Interest bearing deposits                                                   $ 148,844,573         $ 151,358,006
 Non-interest bearing deposits                                                  22,922,086            18,972,486
 Fed funds purchased                                                                     -               427,000
 Advances from FHLB                                                             15,142,525            15,091,393
 Note payable                                                                    4,000,000             4,000,000
 Accrued interest and other liabilities                                          1,061,731               992,237
                                                                             -------------         -------------
     Total liabilities                                                         191,970,915           190,841,122
                                                                             =============         =============
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 2,000,000 shares
  authorized, none issued                                                                -                     -
 Common stock, no par value, 15,000,000 shares authorized, 3,406,150
  shares issued and outstanding                                                 24,635,162            24,635,162
 Accumulated deficit                                                            (8,578,688)           (8,782,422)
 Accumulated other comprehensive income/(loss)                                    (417,501)              (68,475)
                                                                             -------------         -------------
     Total shareholders' equity                                                 15,638,973            15,784,265
                                                                             -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 207,609,888         $ 206,625,387
                                                                             =============         =============

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                2005               2004
                                                                                (RESTATED)
INTEREST INCOME:
 Loans receivable                                           $ 2,347,844         $ 1,868,221
 Securities                                                     335,087             446,758
 Interest-bearing deposits                                       32,387               5,858
 Dividends from FHLB                                             31,118              33,451
                                                            -----------         -----------
     Total interest income                                    2,746,436           2,354,288
                                                            -----------         -----------
INTEREST EXPENSE:
 Interest expense on deposits                                   914,761             626,194
 Interest expense on FHLB and other borrowings                  176,551             188,574
                                                            -----------         -----------
     Total interest expense                                   1,091,312             814,768
                                                            -----------         -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES          1,655,124           1,539,520
PROVISION FOR LOAN LOSSES                                        52,500              97,500
                                                            -----------         -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,602,624           1,442,020
                                                            -----------         -----------
NON-INTEREST INCOME:
 Service charges and fees                                       101,027              76,944
 Secondary market mortgage fees                                 125,328              63,117
 Gain on sale of securities                                           -              97,563
 Other                                                           37,709              83,840
                                                            -----------         -----------
     Total non-interest income                                  264,064             321,464
                                                            -----------         -----------
NON-INTEREST EXPENSE:
 Salaries and employee benefits                                 835,872             727,408
 Premises and equipment                                         188,521             207,132
 Federal deposit insurance and OTS assessment                    16,242              12,511
 Data processing                                                154,786             150,645
 Advertising and promotion                                       40,536              17,797
 Bank fees and charges                                           25,823              23,660
 Directors fees                                                  53,850              58,450
 Professional fees                                               93,970             112,560
 Stationery, supplies and printing                               19,140              30,981
 Merger expense                                                  69,335                   -
 Core deposit intangible                                         17,241              16,425
 Other                                                          147,638             220,072
                                                            -----------         -----------
     Total non-interest expense                               1,662,954           1,577,641
                                                            -----------         -----------

INCOME BEFORE INCOME TAX                                        203,734             185,843
INCOME TAX EXPENSE (BENEFIT)                                          -                   -
                                                            -----------         -----------
NET INCOME                                                  $   203,734         $   185,843
                                                            ===========         ===========
COMPREHENSIVE INCOME (LOSS)                                 $  (145,292)        $   166,011
                                                            ===========         ===========
Basic earnings per share                                    $      0.06         $      0.05
                                                            ===========         ===========
Diluted earnings per share                                  $      0.06         $      0.05
                                                            ===========         ===========

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004


                                                                                        2005                2004
                                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $    203,734         $    185,843
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and purchase accounting amortization                                      24,166              487,665
  Net amortization (accretion) of securities                                              9,908               38,566
  Provision for loan losses                                                              52,500               97,500
  FHLB stock dividends                                                                  (31,000)             (38,700)
  (Gain) on sale of securities available for sale                                             -              (97,563)
  (Gain) on sale of other real estate owned                                             (30,672)             (35,848)
 Changes in assets and liabilities:
  Accrued interest receivable                                                            77,121               85,785
  Other assets                                                                         (165,426)             424,921
  Accrued interest payable and other liabilities                                         69,494               (5,289)
                                                                                   ------------         ------------
     Net cash from operating activities                                                 209,825            1,142,880
                                                                                   ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan funded, net of collections                                                      1,605,649          (13,185,598)
 Maturities and paydowns of securities available for sale                             1,877,398            2,294,689
 Maturities and paydowns of securities held to maturity                                     635              110,354
 Proceeds from sales of securities available-for-sale                                         -            9,575,112
 Purchases of securities available-for-sale                                                   -           (3,499,490)
 Purchase of premises and equipment                                                     (28,279)             (15,898)
 Proceeds from sale of real estate owned                                                117,648              521,702
                                                                                   ------------         ------------
     Net cash from investing activities                                               3,573,051           (4,199,129)
                                                                                   ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Additional offering costs from proceeds of rights offering                                   -               (2,455)
 Net change in fed funds purchased                                                     (427,000)                   -
 Repayment of FHLB advances                                                          (4,163,894)         (40,258,487)
 Proceeds from FHLB advances                                                          4,219,409           38,685,000
 Net increase in deposits                                                             1,583,265            4,050,950
                                                                                   ------------         ------------
 Net cash from financing activities                                                   1,211,780            2,475,008
                                                                                   ------------         ------------
     NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  4,994,656             (581,241)

CASH AND EQUIVALENTS, Beginning of period                                             5,115,008            7,802,303
                                                                                   ------------         ------------
CASH AND EQUIVALENTS, End of period                                                $ 10,109,664         $  7,221,062
                                                                                   ============         ============


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------


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

                                         THREE MONTHS ENDED            THREE MONTHS ENDED                 THREE MONTHS ENDED
                                            MARCH 31, 2004                JUNE 30, 2004                   SEPTEMBER 30, 2004
                                    ---------------------------   ------------------------------   ------------------------------
                                    AS PREVIOUSLY                 AS PREVIOUSLY          AS        AS PREVIOUSLY
                                       REPORTED     AS RESTATED      REPORTED         RESTATED       REPORTED        AS RESTATED
                                    -------------   -----------   -------------     ------------   --------------    ------------
Net Income (Loss)                    $   227,025    $   185,843    $   (56,877)     $  (112,317)    $   (92,206)     $  (144,119)
Interest Income                        2,358,966      2,354,288      2,390,671        2,381,095       2,625,497        2,609,620
Net Interest Income before
 the Provision for Loan Losses         1,544,198      1,539,520      1,400,830        1,391,254       1,568,092        1,552,215
Non Interest Expense                   1,541,137      1,577,641      1,630,484        1,676,348       1,769,950        1,805,986
Basic earnings (loss) per share             0.07           0.05          (0.02)           (0.03)          (0.03)           (0.04)
Diluted earnings (loss) per share           0.07           0.05          (0.02)           (0.03)          (0.03)           (0.04)


                                                SIX MONTHS ENDED                      NINE MONTHS ENDED
                                                  JUNE 30, 2004                       SEPTEMBER 30, 2004
                                         -------------------------------       --------------------------------
                                         AS PREVIOUSLY                         AS PREVIOUSLY
                                           REPORTED          AS RESTATED         REPORTED           AS RESTATED
                                         -------------       -----------       -------------       ------------
Net Income (Loss)                         $   170,148        $    73,526        $    77,943        $   (70,593)
Interest Income                             4,749,637          4,735,383          7,375,132          7,345,001
Net Interest Income before
the Provision for Loan Losses               2,945,028          2,930,774          4,513,115          4,482,984
Non Interest Expense                        3,171,621          3,253,989          4,941,566          5,059,971
Basic earnings (loss) per share                  0.05               0.02               0.02              (0.02)
Diluted earnings (loss) per share                0.05               0.02               0.02              (0.02)


4.    COMMON SHARE INFORMATION

      Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ----------------------------
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

                                                                             MARCH 31,
                                                                        2005          2004
                                                                                    (RESTATED)
        Net income:
         Net income as reported                                     $   203,734     $   185,843
          Deduct total stock based employee compensation
           expense determined under fair value based method for
           all awards, net of related tax effects and reversals of
           prior period expense due to forfeitures                       23,441          (8,079)
                                                                    -----------     -----------
         Pro forma, net income                                      $   227,175     $   177,764
                                                                    ===========     ===========
        Net earnings per share:
         Basic earnings per share                                   $      0.06     $      0.05
         Diluted earnings per share                                 $      0.06     $      0.05

        Pro forma earnings per share:
         Basic earnings per share                                   $      0.07     $      0.05
         Diluted earnings per share                                 $      0.07     $      0.05


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

LOANS RECEIVABLE

                                                         MARCH 31,             DECEMBER 31,
                                                           2005                  2004
Real Estate Mortgage Loans:
 One-to-four family                                   $  42,811,387          $  44,643,438
 Non Residential                                         34,913,738             32,578,619
 Home equity loans                                       34,420,759             33,852,662
Consumer loans                                            9,162,023              9,076,135
Commercial loans, including participations               34,422,661             37,276,414
                                                      -------------          -------------
Total gross loans                                       155,730,568            157,427,268
                                                      -------------          -------------
 Less allowance for loan losses                          (1,977,511)            (1,919,193)
                                                      -------------          -------------
Total loans receivable, net                           $ 153,753,057          $ 155,508,075
                                                      =============          =============

NON-PERFORMING LOANS

                                                         MARCH 31,             DECEMBER 31,
                                                           2005                  2004
Non-performing loans consist of the following:
 Non-accrual loans                                    $   1,582,049          $     462,473
 Ninety (90) days past due                                  834,203              1,445,792
                                                      -------------          -------------
Total non-performing loans                            $   2,416,252          $   1,908,265
                                                      =============          =============

Non-performing loans to total loans                            1.55%                  1.21%

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

Activity in the allowance for loan losses consists of the following:

                                                                        THREE MONTHS ENDED
                                                                              MARCH, 31
                                                                        2005             2004
Balance, beginning of period                                        $ 1,919,193      $ 1,681,005
Add:
 Provision for loan losses                                               52,500           97,500
 Recoveries of loans previously charged off                              20,738              723
 Less gross charge-offs:                                                      -                -
  Residential real estate loans                                               -                -
  Consumer/commercial loans                                             (14,920)        (104,535)
                                                                    -----------      -----------
Balance, end of period                                              $ 1,977,511      $ 1,674,693
                                                                    ===========      ===========

Net charge-offs to total average loans outstanding (annualized)            0.00%            0.08%
Allowance to total average loans outstanding                               1.26%            1.26%


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

Changes in non-interest expenses consist of the following:

                                                                             CHANGE FROM
                                              THREE MONTHS ENDED                2004
                                                   MARCH 31,
                                         ----------------------------
                                            2005              2004
                                                           (RESTATED)

Salaries and employee benefits           $  835,872        $  727,408        $  108,464
Occupancy                                   188,521        $  207,132           (18,611)
Federal deposit insurance                    16,242            12,511             3,731
Data Processing                             154,786           150,645             4,141
Advertising and promotion                    40,536            17,797            22,739
Bank fees and charges                        25,823            23,660             2,163
Director Fees                                53,850            58,450            (4,600)
Professional Fees                            93,970           112,560           (18,590)
Stationery, supplies and printing            19,140            30,981           (11,841)
Core deposit intangible                      17,241            16,425               816
Merger costs                                 69,335                 -            69,335
Other Expenses                              147,638           220,072           (72,434)
                                         ----------        ----------        ----------
                                         $1,662,954        $1,577,641        $   85,313
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

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of March 31, 2005:

                                              SHELBY COUNTY BANK
For Capital Adequacy Purposes:                                           TOTAL
                                TANGIBLE                CORE          RISK-BASED
                                CAPITAL               CAPITAL           CAPITAL
                                             (DOLLARS IN THOUSANDS)
Bank Amount                     $   8,019              $ 8,019          $ 9,101
Required Amount                     1,854                3,708            7,211
                                ---------              -------          -------
Excess                          $   6,165              $ 4,311          $ 1,890
                                =========              =======          =======
Bank Ratio                           6.49%                6.49%           10.10%
Required Ratio                       1.50%                3.00%            8.00%
                                ---------              -------          -------
Ratio Excess                         4.99%                3.49%            2.10%
                                =========              =======          =======


The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount as of March 31, 2005:


                                                PARAMOUNT BANK
For Capital Adequacy Purposes:                                           TOTAL
                                TANGIBLE                CORE          RISK-BASED
                                CAPITAL               CAPITAL           CAPITAL
                                             (DOLLARS IN THOUSANDS)
Bank Amount                     $   6,206              $   6,206        $   6,936
Required Amount                     1,179                  2,357            4,661
                                ---------              ---------        ---------
Excess                          $   5,027              $   3,849        $   2,275
                                =========              =========        =========
Bank Ratio                           7.90%                  7.90%           11.91%
Required Ratio                       1.50%                  3.00%            8.00%
                                ---------              ---------        ---------
Ratio Excess                         6.40%                  4.90%            3.91%
                                =========              =========        =========


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

      PART I - ITEM 3

                             CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and Controller concluded that our Disclosure Controls were effective at the Reasonable Assurance Level, as described below, as of the end of the period covered by this report.

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

                                Blue River Bancshares, Inc.



Date:  October 4, 2005          By:     /s/ Patrice M. Lima
                                    -----------------------------
                                    Patrice M. Lima, Vice President, Controller
                                   (Principal Financial Officer &
                                    Chief Accounting Officer)

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