Form 10QSB/A
period 2005-06-30
BLUE RIVER BANCSHARES INC
filed 2005-10-04
CIK 1055870

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
       -----------------------------------------------------------------
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

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.  FINANCIAL INFORMATION:

              Item 1.      Financial Statements:

                           Consolidated Statements of Financial Condition (Unaudited)
                           as of June 30, 2005 and December 31, 2004                                         3

                           Consolidated Statements of Operations and Comprehensive Income
                           (Unaudited) for the three months ended June 30, 2005 and 2004                     4

                           Consolidated Statements of Operations and Comprehensive Income                    5
                           (Unaudited) for the six months ended June 30, 2005 and 2004

                           Consolidated Statements of Cash Flows (Unaudited) for the
                           six months ended June 30, 2005 and 2004                                           6

                           Notes to Consolidated Financial Statements (Unaudited)                         7-10

              Item 2.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                     11-25

              Item 3.      Controls and Procedures                                                          26


PART II.                   OTHER INFORMATION:                                                            27-28

              Item 1.      Legal Proceedings

              Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

              Item 3.      Defaults upon Senior Securities

              Item 4.      Submission of Matters to a Vote of Security Holders

              Item 5.      Other information

              Item 6.      Exhibits

SIGNATURE PAGE                                                                                              29

EXHIBIT INDEX                                                                                               30

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
--------------------------------------------------------------------------------

                                                                   JUNE 30,         DECEMBER 31,
ASSETS                                                               2005               2004
                                                                 (UNAUDITED)
ASSETS:
  Cash and cash equivalents:
   Cash and due from banks                                      $   4,256,969      $   3,572,243
   Interest-bearing deposits                                       10,125,993          1,542,765
                                                                -------------      -------------
     Total cash and cash equivalents                               14,382,962          5,115,008
  Securities available for sale                                    29,528,882         32,361,376
  Securities held to maturity                                          17,935             19,073
  Loans receivable, net of allowance for loan
    losses of $1,768,449 and $1,919,193                           153,382,224        155,508,075
  Stock in FHLB, at cost                                            2,958,900          2,896,400
  Deferred income taxes, net                                        2,638,854          2,650,679
  Premises and equipment, net                                       1,928,711          1,992,349
  Other real estate owned                                           1,040,093          1,415,351
  Accrued interest receivable and other assets                      1,532,069          1,128,719
  Core deposit intangible                                             344,824            379,306
  Goodwill                                                          3,159,051          3,159,051
                                                                -------------      -------------
TOTAL ASSETS                                                    $ 210,914,505      $ 206,625,387
                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Interest bearing deposits                                     $ 144,333,559        151,358,006
  Non-interest bearing deposits                                    25,482,274         18,972,486
  Fed funds purchased                                                       -            427,000
  Advances from FHLB                                               17,429,483         15,091,393
  Note payable                                                      6,000,000          4,000,000
  Accrued interest and other liabilities                            1,101,360            992,237
                                                                -------------      -------------
     Total liabilities                                            194,346,676        190,841,122
                                                                -------------      -------------
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares
    authorized, none issued                                                 -                  -
  Common stock, no par value, 15,000,000 shares authorized,
    3,507,150 and 3,406,150 shares issued and outstanding          25,132,017         24,635,162
  Accumulated deficit                                              (8,515,309)        (8,782,422)
  Accumulated other comprehensive (loss)                              (48,879)           (68,475)
                                                                -------------      -------------
     Total shareholders' equity                                    16,567,829         15,784,265
                                                                -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 210,914,505      $ 206,625,387
                                                                =============      =============


See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                                   2005              2004
                                                                                                  (RESTATED)
INTEREST INCOME:
  Loans receivable                                                              $ 2,497,542      $ 2,002,092
  Securities                                                                        319,332          340,196
  Interest-bearing deposits                                                          60,830           11,182
  Dividends from FHLB                                                                31,382           27,625
                                                                                -----------      -----------
    Total interest income                                                         2,909,086        2,381,095
                                                                                -----------      -----------
INTEREST EXPENSE:
  Interest expense on deposits                                                      978,911          808,851
  Interest expense on FHLB and other borrowings                                     224,773          180,990
                                                                                -----------      -----------
    Total interest expense                                                        1,203,684          989,841
                                                                                -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                              1,705,402        1,391,254
PROVISION FOR LOAN LOSSES                                                            52,500           97,500
                                                                                -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               1,652,902        1,293,754
                                                                                -----------      -----------
NON-INTEREST INCOME:
  Service charges and fees                                                          118,422           72,777
  Secondary market mortgage fees                                                    146,391          113,848
  Gain (loss) on sale of other real estate owned and other assets                   (76,156)           9,352
  Gain on sale of securities                                                              -            7,605
  Other                                                                              58,103           66,695
                                                                                -----------      -----------
    Total non-interest income                                                       246,760          270,277
                                                                                -----------      -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                    944,151          793,394
  Premises and equipment                                                            200,839          223,986
  Federal deposit insurance                                                          13,162           12,407
  Data processing                                                                   155,280          148,247
  Advertising and promotion                                                          40,156           21,079
  Bank fees and charges                                                              27,594           24,972
  Directors fees                                                                     28,750           59,050
  Professional fees                                                                 184,835          130,229
  Stationery, supplies and printing                                                  28,077           43,284
  Merger expense                                                                      3,836                -
  Core deposit intangible                                                            17,241           18,601
  Other                                                                             192,362          201,099
                                                                                -----------      -----------
    Total non-interest expense                                                    1,836,283        1,676,348
                                                                                -----------      -----------
INCOME BEFORE INCOME TAX                                                             63,379         (112,317)
INCOME TAX EXPENSE (BENEFIT)                                                              -                -
                                                                                -----------      -----------
NET INCOME (LOSS)                                                               $    63,379      $  (112,317)
                                                                                ===========      ===========
COMPREHENSIVE INCOME (LOSS)                                                     $   432,001      $  (614,851)
                                                                                ===========      ===========
Basic earnings per share                                                        $      0.02            (0.03)
                                                                                ===========      ===========


See accompanying notes to consolidated financial statements

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                             2005              2004
                                                                                            (RESTATED)
INTEREST INCOME:
  Loans receivable                                                        $ 4,845,384      $ 3,870,313
  Securities                                                                  654,413          786,954
  Interest-bearing deposits                                                    93,222           17,040
  Dividends from FHLB                                                          62,500           61,076
                                                                          -----------      -----------
    Total interest income                                                   5,655,519        4,735,383
                                                                          -----------      -----------
INTEREST EXPENSE:
  Interest expense on deposits                                              1,893,671        1,435,045
  Interest expense on FHLB and other borrowings                               401,324          369,564
                                                                          -----------      -----------
    Total interest expense                                                  2,294,995        1,804,609
                                                                          -----------      -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                        3,360,524        2,930,774
PROVISION FOR LOAN LOSSES                                                     105,000          195,000
                                                                          -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         3,255,524        2,735,774
                                                                          -----------      -----------
NON-INTEREST INCOME:
  Service charges and fees                                                    219,448          149,721
  Secondary market mortgage fees                                              271,719          176,965
  Gain (loss) on the sale of other real estate owned and other assets         (69,280)          44,327
  Gain on sale of securities                                                        -          105,167
  Other                                                                        88,938          115,561
                                                                          -----------      -----------
    Total non-interest income                                                 510,825          591,741
                                                                          -----------      -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                            1,780,024        1,520,802
  Premises and equipment                                                      389,359          431,118
  Federal deposit insurance                                                    29,404           24,919
  Data processing                                                             310,066          298,892
  Advertising and promotion                                                    80,690           38,876
  Bank fees and charges                                                        53,417           48,632
  Directors fees                                                               82,600          117,500
  Professional fees                                                           278,805          242,789
  Stationery, supplies and printing                                            55,467           74,265
  Merger expense                                                               73,171                -
  Core deposit intangible                                                      34,482           35,026
  Other                                                                       331,751          421,170
                                                                          -----------      -----------
    Total non-interest expense                                              3,499,236        3,253,989
                                                                          -----------      -----------
INCOME BEFORE INCOME TAX                                                      267,113           73,526
INCOME TAX EXPENSE (BENEFIT)                                                        -                -
                                                                          -----------      -----------
NET INCOME                                                                $   267,113      $    73,526
                                                                          ===========      ===========
COMPREHENSIVE INCOME (LOSS)                                               $   286,709      $  (262,995)
                                                                          ===========      ===========
Basic earnings per share                                                  $      0.08      $      0.02
                                                                          ===========      ===========


See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                                     2005              2004
                                                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $    267,113      $     73,526
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and purchase accounting amortization                                  77,897           782,070
    Net amortization (accretion) of securities                                         19,932           205,468
    Provision for loan losses                                                         105,000           195,000
    FHLB stock dividends                                                              (62,500)          (69,200)
    (Gain) on sale of securities available for sale                                         -          (105,167)
    (Gain) loss on sale of other real estate owned                                     51,045           (35,849)
  Changes in assets and liabilities:
    Accrued interest receivable                                                        91,581            99,640
    Other assets                                                                     (494,463)          518,920
    Accrued interest payable and other liabilities                                    109,122           (62,159)
                                                                                 ------------      ------------
      Net cash from operating activities                                              164,727         1,602,249
                                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan funded, net of collections                                                   1,761,745        22,846,154)
  Maturities and paydowns of securities available for sale                          2,843,983         7,624,573
  Maturities and paydowns of securities held to maturity                                1,138           110,354
  Proceeds from sales of securities available-for-sale                                      -        11,137,667
  Purchases of securities available-for-sale                                                -        (6,453,242)
  Purchase of premises and equipment                                                  (62,335)          (52,647)
  Proceeds from sale of real estate owned                                             398,713           469,280
                                                                                 ------------      ------------
      Net cash from investing activities                                            4,943,244       (10,010,169)
                                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net of offering costs of $ 8,145                   496,855                 -
  Additional offering costs from proceeds of rights offering                                -           (26,331)
  Proceeds from note payable                                                        2,000,000                 -
  Net change in fed funds purchased                                                  (427,000)                -
  Repayment of FHLB advances                                                      (12,222,553)      (61,265,321)
  Proceeds from FHLB advances                                                      14,569,409        68,813,000
  Net (decrease) in deposits                                                         (256,728)       (2,120,849)
                                                                                 ------------      ------------
      Net cash from financing activities                                            4,159,983         5,400,499
                                                                                 ------------      ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     9,267,954        (3,007,421)
CASH AND EQUIVALENTS, Beginning of period                                           5,115,008         7,802,303
                                                                                 ------------      ------------
CASH AND EQUIVALENTS, End of period                                              $ 14,382,962      $  4,794,882
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

                                          THREE MONTHS ENDED               THREE MONTHS ENDED               THREE MONTHS ENDED
                                            MARCH 31, 2004                   JUNE 30, 2004                  SEPTEMBER 30, 2004
                                     -----------------------------    ----------------------------    ------------------------------
                                     AS PREVIOUSLY                    AS PREVIOUSLY                   AS PREVIOUSLY
                                       REPORTED        AS RESTATED      REPORTED       AS RESTATED      REPORTED         AS RESTATED
                                     -------------    ------------    -------------    -----------    -------------      -----------
Net Income (Loss)                     $   227,025     $   185,843     $   (56,877)     $  (112,317)     $   (92,206)    $  (144,119)
Interest Income                         2,358,966       2,354,288       2,390,671        2,381,095        2,625,497       2,609,620
Net Interest Income before
  the Provision for Loan Losses         1,544,198       1,539,520       1,400,830        1,391,254        1,568,092       1,552,215
Non Interest Expense                    1,541,137       1,577,641       1,630,484        1,676,348        1,769,950       1,805,986
Basic earnings (loss) per share              0.07            0.05           (0.02)           (0.03)           (0.03)          (0.04)
Diluted earnings (loss) per share            0.07            0.05           (0.02)           (0.03)           (0.03)          (0.04)


                                           SIX MONTHS ENDED                 NINE MONTHS ENDED
                                             JUNE 30, 2004                  SEPTEMBER 30, 2004
                                      ---------------------------    -------------------------------
                                      AS PREVIOUSLY                  AS PREVIOUSLY
                                        REPORTED      AS RESTATED      REPORTED        AS RESTATED
                                      -------------   -----------    -------------    -------------
Net Income (Loss)                     $   170,148     $    73,526     $    77,943     $   (70,593)
Interest Income                         4,749,637       4,735,383       7,375,132       7,345,001
Net Interest Income before
  the Provision for Loan Losses         2,945,028       2,930,774       4,513,115       4,482,984
Non Interest Expense                    3,171,621       3,253,989       4,941,566       5,059,971
Basic earnings (loss) per share              0.05            0.02            0.02           (0.02)
Diluted earnings (loss) per share            0.05            0.02            0.02           (0.02)



4.    COMMON SHARE INFORMATION

      Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                            FOR THE THREE MONTHS ENDED
                                                                     JUNE 30,
                                                            --------------------------
                                                               2005           2004
Basic earnings per share:
  Weighted average common shares                            3,468,304      3,406,150
                                                            =========      =========
Diluted earnings per share:
  Weighted average common shares                            3,468,304      3,406,150
Dilutive effect of stock options                                  681              -
                                                            ---------      ---------
  Weighted average common shares and incremental shares     3,468,985      3,406,150
                                                            =========      =========

                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                          -----------------------
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

                                                    FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                 -------------------------------
                                                     2005            2004
                                                                   (RESTATED)
Net income (loss):
  Net income (loss) as reported                  $    63,379     $  (112,317)
    Deduct total stock based employee
      compensation expense determined
      under fair value based method for all
      awards, net of related tax effects and
      reversals of prior period expense due to
      forfeitures                                     (4,265)         (8,175)
                                                 -----------     -----------
  Pro forma, net income (loss)                   $    59,114     $  (120,492)
                                                 ===========     ===========
Net earnings (loss) per share:
Basic earnings (loss) per share                  $      0.02     $     (0.03)
  Diluted earnings (loss) per share              $      0.02     $     (0.03)
Pro forma earnings (loss) per share:
  Basic earnings (loss) per share                $      0.02     $     (0.04)
  Diluted earnings (loss) per share              $      0.02     $     (0.04)

                                              FOR THE SIX MONTHS ENDED
                                                      JUNE 30,
                                            ----------------------------
                                               2005             2004
                                                             (RESTATED)
Net income:
  Net income as reported                    $   267,113     $    73,526
    Deduct total stock based employee
      compensation expense determined
      under fair value based method for
      all awards, net of related tax
      effects                                    19,441         (16,350)
                                            -----------     -----------
  Pro forma, net income                     $   286,554     $    57,176
                                            ===========     ===========
Net earnings per share:
  Basic earnings per share                  $      0.08     $      0.02
  Diluted earnings per share                $      0.08     $      0.02
Pro forma earnings per share:
  Basic earnings per share                  $      0.08     $      0.02
  Diluted earnings per share                $      0.08     $      0.02


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

NON-PERFORMING LOANS

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

Activity in the allowance for loan losses consists of the following:



                                                         SIX MONTHS ENDED
                                                           JUNE 30,
                                                 -------------------------------
                                                     2005             2004
Balance, beginning of period                       1,919,193       $ 1,681,005
Add:
  Provision for loan losses                          105,000           195,000
  Recoveries of loans previously charged off          26,449             4,849
  Less gross charge-offs:
    Residential real estate loans                    (17,773)          (90,619)
    Consumer/commercial loans                       (264,420)         (203,964)
                                                 -----------       -----------
Balance, end of period                           $ 1,768,449       $ 1,586,271
                                                 ===========       ===========
Net charge-offs to total average
  loans outstanding (annualized)                        0.32%             0.42%
Allowance to total average loans
  outstanding                                           1.11%             1.14%


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

Changes in non-interest expenses consist of the following:


                                         THREE MONTHS ENDED          CHANGE FROM
                                               JUNE 30,                 2004
                                      -------------------------
                                         2005           2004
                                                     (RESTATED)
Salaries and employee benefits        $  944,151     $  793,394     $  150,757
Occupancy                                200,839        223,986        (23,147)
Federal deposit insurance                 13,162         12,407            755
Data Processing                          155,280        148,247          7,033
Advertising and promotion                 40,156         21,079         19,077
Bank fees and charges                     27,594         24,972          2,622
Director Fees                             28,750         59,050        (30,300)
Professional Fees                        184,835        130,229         54,606
Stationery, supplies and printing         28,077         43,284        (15,207)
Core deposit intangible                   17,241         18,601         (1,360)
Merger costs                               3,836              -          3,836
Other Expenses                           192,362        201,099         (8,737)
                                      ----------     ----------     ----------
                                      $1,836,283     $1,676,348     $  159,935
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

Interest income from investment securities decreased $133,000 to $654,000 for the six months ended June 30, 2005, when compared to the six month period ended June 30, 2004. This decrease resulted from an unfavorable variance of $232,000 from a decrease in average investment balances of $11,254,000. These decreases were due to maturities, repayments of mortgage-backed-securities and sales occurring in 2004 and were the result of efforts to improve interest rate sensitivity, risk-based capital, manage liquidity and concentrate on loan growth. The unfavorable variance due to volume was offset by an increased variance of $99,000 due to investment yields being 52 basis points higher over the prior period ended June 30, 2004. During the six month period ended June 30, 2005, there were principal payment reductions in the mortgage-backed-securities of $1,844,000 and a $1,000,000 call of a U.S. Agency available for sale security. The Banks will continue to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

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

Changes in non-interest expenses consist of the following:


                                             SIX MONTHS ENDED       CHANGE FROM
                                               JUNE 30,                2004
                                      -------------------------
                                          2005          2004
                                                     (RESTATED)
Salaries and employee benefits        $1,780,024     $1,520,802     $  259,222
Occupancy                                389,359        431,118        (41,759)
Federal deposit insurance                 29,404         24,919          4,485
Data Processing                          310,066        298,892         11,174
Advertising and promotion                 80,690         38,876         41,814
Bank fees and charges                     53,417         48,632          4,785
Director Fees                             82,600        117,500        (34,900)
Professional Fees                        278,805        242,789         36,016
Stationery, supplies and printing         55,467         74,265        (18,798)
Core deposit intangible                   34,482         35,026           (544)
Merger costs                              73,171              -         73,171
Other Expenses                           331,751        421,170        (89,419)
                                      ----------     ----------     ----------
                                      $3,499,236     $3,253,989     $  245,247
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


The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of June 30, 2005:

                                                        SHELBY COUNTY BANK
                                          -------------------------------------------
For Capital Adequacy Purposes:                                              TOTAL
                                           TANGIBLE          CORE         RISK-BASED
                                            CAPITAL         CAPITAL       CAPITAL
                                                  (DOLLARS IN THOUSANDS)
Bank Amount                               $   10,079      $   10,079      $   11,134
Required Amount                                1,907           3,814           7,290
                                          ----------      ----------      ----------
Excess                                    $    8,172      $    6,265      $    3,844
                                          ==========      ==========      ==========

Bank Ratio                                      7.93%           7.93%          12.22%
Required Ratio                                  1.50%           3.00%           8.00%
                                          ----------      ----------      ----------
Ratio Excess                                    6.43%           4.93%           4.22%
                                          ==========      ==========      ==========



The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount as of June 30, 2005:


                                                        PARAMOUNT BANK
                                          ------------------------------------------
For Capital Adequacy Purposes:                                            TOTAL
                                           TANGIBLE        CORE         RISK-BASED
                                            CAPITAL       CAPITAL        CAPITAL
                                                    (DOLLARS IN THOUSANDS)
For Capital Adequacy Purposes
Bank Amount                               $   6,250      $   6,250      $   6,963
Required Amount                               1,173          2,345          4,717
                                          ---------      ---------      ---------
Excess                                        5,077      $   3,905      $   2,246
                                          =========      =========      =========

Bank Ratio                                     8.00%          8.00%         11.81%
Required Ratio                                 1.50%          3.00%          8.00%
                                          ---------      ---------      ---------
Ratio Excess                                   6.50%          5.00%          3.81%
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

         Russell Breeden, III, Steven R. Abel, Wendell L. Bernard, Wayne C. Ramsey, John R. Owens and Robert J. Salyers all continue as directors of the Company.

         The Board nominees were elected as directors with the following vote:

                Nominee                     For               Withheld
                -------                     ---               --------

                Peter G. DePrez           2,769,600            97,003
                Wayne C. Ramsey           2,794,983            71,621
                John Eckart               2,796,383            70,221

         The Board proposal was approved with the following vote:

                                                                                       Abstentions
                                                                                       (Other Than          Broker
                                                                                          Broker          Proposal
                                                        For              Against        Non-Votes)        Non- Votes
                                                     ---------           -------       -----------        ---------
         Ratification of the                         2,841,527            22,227           2,850             -0-
         Appointment of Crowe
         Chizek and Company LLC
         as the Independent Registered
         Public Accounting Firm for the
         fiscal year 2005.

Item 5.  Other Information

         None

Item 6.  Exhibits

         The exhibits to this Form 10-QSB are listed in the attached Exhibit Index.

                                     ******

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                            Blue River Bancshares, Inc.



Date: October 4, 2005                       By: /s/ Patrice M. Lima
                                                --------------------------------
                                                Patrice M. Lima, Vice President,
                                                Controller
                                                (Principal Financial Officer &
                                                Chief Accounting Officer)

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