Form 10QSB
period 2005-09-30
BLUE RIVER BANCSHARES INC
filed 2005-11-14
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                             Commission File Number
                                     0-24501

                           BLUE RIVER BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

            Indiana                                             35-2016637
(State or other jurisdiction of                             (I. R. S. Employer
 incorporation or organization)                           Identification Number)

       29 East Washington Street
          Shelbyville, Indiana                                     46176
(Address of principal executive office)                         (Zip Code)

                 Issuer's telephone number, including area code:
                                 (317) 398-9721

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

As of November 14, 2005 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one): Yes       No   X
                 -----    -----

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                 Consolidated Balance Sheets (Unaudited)
                 as of September 30, 2005 and December 31, 2004                            3

                 Consolidated Statements of Operations and Comprehensive Income
                 (Unaudited) for the three months ended September 30, 2005 and 2004        4

                 Consolidated Statements of Operations and Comprehensive Income
                 (Unaudited) for the nine months ended September 30, 2005 and 2004         5

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 nine months ended September 30, 2005 and 2004                             6

                 Notes to Consolidated Financial Statements (Unaudited)                 7-10

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             11-25

         Item 3. Controls and Procedures                                                  26

PART II. OTHER INFORMATION:                                                            27-28

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

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              2005           2004
                                                                         -------------   ------------
                                                                          (UNAUDITED)
ASSETS

ASSETS:
   Cash and cash equivalents:
      Cash and due from banks                                            $ 14,395,379    $  3,572,243
      Interest-bearing deposits                                             2,862,710       1,542,765
                                                                         ------------    ------------
         Total cash and cash equivalents                                   17,258,089       5,115,008
   Securities available for sale                                           25,674,196      32,361,376
   Securities held to maturity                                                 17,187          19,073
   Loans receivable, net of allowance for loan losses of
      $1,688,331 and $1,919,193                                           162,988,513     155,508,075
   Restricted stock, at cost                                                3,003,300       2,896,400
   Deferred income taxes, net                                               2,817,155       2,650,679
   Premises and equipment, net                                              1,927,193       1,992,349
   Other real estate owned                                                    477,465       1,415,351
   Accrued interest receivable and other assets                             1,564,539       1,128,719
   Core deposit intangible                                                    327,583         379,306
   Goodwill                                                                 3,159,051       3,159,051
                                                                         ------------    ------------
TOTAL ASSETS                                                             $219,214,271    $206,625,387
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Interest bearing deposits                                             $160,192,333    $151,358,006
   Non-interest bearing deposits                                           19,922,168      18,972,486
   Fed funds purchased                                                             --         427,000
   Advances from FHLB                                                      15,365,784      15,091,393
   Note payable                                                             6,000,000       4,000,000
   Accrued interest and other liabilities                                   1,057,043         992,237
                                                                         ------------    ------------
      Total liabilities                                                   202,537,328     190,841,122
                                                                         ------------    ------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares
      authorized, none issued                                                      --              --
   Common stock, no par value, 15,000,000 shares authorized, 3,507,150
      and 3,406,150 shares issued and outstanding                          25,129,517      24,635,162
   Accumulated deficit                                                     (8,107,380)     (8,782,422)
   Accumulated other comprehensive (loss)                                    (345,194)        (68,475)
                                                                         ------------    ------------
      Total shareholders' equity                                           16,676,943      15,784,265
                                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $219,214,271    $206,625,387
                                                                         ============    ============

          See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                 2005         2004
                                                              ----------   ----------
                                                                           (RESTATED)
INTEREST INCOME:
   Loans receivable                                           $2,719,563   $2,199,880
   Securities                                                    300,051      355,329
   Interest-bearing deposits                                      39,701       21,536
   Dividends from FHLB                                            35,487       32,875
                                                              ----------   ----------
      Total interest income                                    3,094,802    2,609,620
                                                              ----------   ----------
INTEREST EXPENSE:
   Interest expense on deposits                                1,027,034      866,730
   Interest expense on FHLB and other borrowings                 252,587      190,675
                                                              ----------   ----------
      Total interest expense                                   1,279,621    1,057,405
                                                              ----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES
                                                               1,815,181    1,552,215
PROVISION FOR LOAN LOSSES                                         45,500      175,000
                                                              ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,769,681    1,377,215
                                                              ----------   ----------
NON-INTEREST INCOME:
   Service charges and fees                                      157,537       99,166
   Secondary market mortgage fees                                150,475      109,139
   Gain on sale of other real estate owned and other assets      103,465        2,107
   Gain on sale of securities                                     34,055       16,563
   Other                                                          30,801       57,677
                                                              ----------   ----------
      Total non-interest income                                  476,333      284,652
                                                              ----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                972,122      804,118
   Premises and equipment                                        198,905      215,247
   Federal deposit insurance                                      13,093       12,770
   Data processing                                               155,664      147,696
   Advertising and promotion                                      50,847       39,626
   Bank fees and charges                                          26,254       27,382
   Directors fees                                                 25,900       57,150
   Professional fees                                             166,935       92,313
   Stationery, supplies and printing                              35,063       29,401
   Merger expense                                                     --      152,853
   Core deposit intangible                                        17,241       17,241
   Other                                                         176,061      210,189
                                                              ----------   ----------
      Total non-interest expense                               1,838,085    1,805,986
                                                              ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX                                  407,929     (144,119)
INCOME TAX EXPENSE (BENEFIT)                                          --           --
                                                              ----------   ----------
NET INCOME (LOSS)                                             $  407,929   $ (144,119)
                                                              ==========   ==========
COMPREHENSIVE INCOME                                          $  111,614   $  174,651
                                                              ==========   ==========
Basic earnings (loss) per share                               $     0.12   $    (0.04)
                                                              ==========   ==========
Diluted earnings (loss) per share                             $     0.12   $    (0.04)
                                                              ==========   ==========

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                     2005         2004
                                                                  ----------   ----------
                                                                               (RESTATED)
INTEREST INCOME:
   Loans receivable                                               $7,564,947   $6,070,191
   Securities                                                        954,464    1,142,286
   Interest-bearing deposits                                         132,923       38,573
   Dividends from FHLB                                                97,987       93,951
                                                                  ----------   ----------
      Total interest income                                        8,750,321    7,345,001
                                                                  ----------   ----------
INTEREST EXPENSE:
   Interest expense on deposits                                    2,920,705    2,301,778
   Interest expense on FHLB and other borrowings                     653,911      560,239
                                                                  ----------   ----------
      Total interest expense                                       3,574,616    2,862,017
                                                                  ----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES               5,175,705    4,482,984
PROVISION FOR LOAN LOSSES                                            150,500      370,000
                                                                  ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                5,025,205    4,112,984
                                                                  ----------   ----------
NON-INTEREST INCOME:
   Service charges and fees                                          376,970      289,082
   Secondary market mortgage fees                                    422,194      286,105
   Gain on the sale of other real estate owned and other assets       34,185       46,434
   Gain on sale of securities                                         34,055      121,731
   Other                                                             119,739      133,042
                                                                  ----------   ----------
      Total non-interest income                                      987,143      876,394
                                                                  ----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                  2,752,146    2,324,920
   Premises and equipment                                            588,264      646,365
   Federal deposit insurance                                          42,497       37,689
   Data processing                                                   465,730      446,587
   Advertising and promotion                                         131,537       78,502
   Bank fees and charges                                              79,656       76,012
   Directors fees                                                    108,500      174,650
   Professional fees                                                 445,740      335,105
   Stationery, supplies and printing                                  90,530      103,667
   Merger expense                                                     73,171      152,853
   Core deposit intangible                                            51,723       52,267
   Other                                                             507,812      631,354
                                                                  ----------   ----------
      Total non-interest expense                                   5,337,306    5,059,971
                                                                  ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX                                      675,042      (70,593)
INCOME TAX EXPENSE (BENEFIT)                                              --           --
                                                                  ----------   ----------
NET INCOME (LOSS)                                                 $  675,042   $  (70,593)
                                                                  ==========   ==========
COMPREHENSIVE INCOME (LOSS)                                       $  398,324   $  (88,346)
                                                                  ==========   ==========
Basic earnings (loss) per share                                   $     0.20   $    (0.02)
                                                                  ==========   ==========
Diluted earnings (loss) per share                                 $     0.20   $    (0.02)
                                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                           2005           2004
                                                                       ------------   ------------
                                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $    675,042   $    (70,593)
   Adjustments to reconcile net income to net cash from
      operating activities:
      Depreciation and purchase accounting amortization                     134,240      1,081,280
      Net amortization (accretion) of securities                             30,356        250,814
      Provision for loan losses                                             150,500        370,000
      FHLB stock dividends                                                  (69,400)      (100,500)
      (Gain) on sale of securities available for sale                       (34,055)      (121,731)
      (Gain) on sale of other real estate owned                             (33,949)       (35,849)
   Changes in assets and liabilities:
      Accrued interest receivable                                            85,694         56,309
      Other assets                                                         (521,046)       385,403
      Accrued interest payable and other liabilities                         64,806        211,910
                                                                       ------------   ------------
         Net cash from operating activities                                 482,188      2,027,043
                                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan funded, net of collections                                       (8,148,857)   (23,559,985)
   Maturities and paydowns of securities available for sale               3,846,565      9,212,046
   Maturities and paydowns of securities held to maturity                     1,886        114,605
   Proceeds from sales of securities available-for-sale                   2,401,119     19,573,584
   Purchases of securities available-for-sale                                    --    (13,893,204)
   Purchases of restricted stock                                            (37,500)            --
   Purchase of premises and equipment                                      (126,321)       (61,884)
   Proceeds from sale of real estate owned                                1,216,335        108,715
                                                                       ------------   ------------
         Net cash from investing activities                                (846,773)    (8,506,123)
                                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock, net of offering costs of $10,645        494,355             --
   Additional offering costs from proceeds of rights offering                    --        (26,331)
   Proceeds from note payable                                             2,000,000             --
   Net change in fed funds purchased                                       (427,000)            --
   Repayment of FHLB advances                                           (39,409,747)   (82,319,450)
   Proceeds from FHLB advances                                           39,697,287     81,104,443
   Net increase in deposits                                              10,152,771     15,137,883
                                                                       ------------   ------------
         Net cash from financing activities                              12,507,666     13,896,545
                                                                       ------------   ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          12,143,081      7,417,465
CASH AND EQUIVALENTS, Beginning of period                                 5,115,008      7,802,303
                                                                       ------------   ------------
CASH AND EQUIVALENTS, End of period                                    $ 17,258,089   $ 15,219,768
                                                                       ============   ============

See accompanying notes to consolidated financial statements

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

1.   BASIS OF CONSOLIDATION AND PRESENTATION

     The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly owned subsidiaries Shelby County Bank and Paramount Bank (formerly known as Unified Banking Company) (collectively the "Banks") and the wholly owned subsidiaries of Shelby County Bank. A summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2004 Annual Report to Shareholders.

     The accompanying consolidated interim financial statements at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

                                         THREE MONTHS ENDED            THREE MONTHS ENDED            THREE MONTHS ENDED
                                           MARCH 31, 2004                JUNE 30, 2004               SEPTEMBER 30, 2004
                                    ---------------------------   ---------------------------   ---------------------------
                                    AS PREVIOUSLY                 AS PREVIOUSLY                 AS PREVIOUSLY
                                       REPORTED     AS RESTATED      REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                    -------------   -----------   -------------   -----------   -------------   -----------
Net Income (Loss)                     $  227,025     $  185,843    $  (56,877)    $ (112,317)    $  (92,206)    $ (144,119)
Interest Income                        2,358,966      2,354,288     2,390,671      2,381,095      2,625,497      2,609,620
Net Interest Income before
   the Provision for Loan Losses       1,544,198      1,539,520     1,400,830      1,391,254      1,568,092      1,552,215
Non Interest Expense                   1,541,137      1,577,641     1,630,484      1,676,348      1,769,950      1,805,986
Basic earnings (loss) per share             0.07           0.05         (0.02)         (0.03)         (0.03)         (0.04)
Diluted earnings (loss) per share           0.07           0.05         (0.02)         (0.03)         (0.03)         (0.04)

                                          SIX MONTHS ENDED             NINE MONTHS ENDED
                                           JUNE 30, 2004               SEPTEMBER 30, 2004
                                    ---------------------------   ---------------------------
                                    AS PREVIOUSLY                 AS PREVIOUSLY
                                       REPORTED     AS RESTATED      REPORTED     AS RESTATED
                                    -------------   -----------   -------------   -----------
Net Income (Loss)                     $  170,148     $   73,526    $   77,943     $  (70,593)
Interest Income                        4,749,637      4,735,383     7,375,132      7,345,001
Net Interest Income before
   the Provision for Loan Losses       2,945,028      2,930,774     4,513,115      4,482,984
Non Interest Expense                   3,171,621      3,253,989     4,941,566      5,059,971
Basic earnings (loss) per share             0.05           0.02          0.02          (0.02)
Diluted earnings (loss) per share           0.05           0.02          0.02          (0.02)

4.   COMMON SHARE INFORMATION

     Earnings per share of common stock is based on the weighted average number of basic shares and dilutive shares outstanding.

     The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                           FOR THE THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           --------------------------
                                                                 2005        2004
                                                              ---------   ---------
Basic earnings per share:
   Weighted average common shares                             3,507,150   3,406,150
                                                              =========   =========

Diluted earnings per share:
   Weighted average common shares                             3,507,150   3,406,150
   Dilutive effect of stock options                               1,006          --
                                                              ---------   ---------
   Weighted average common shares and incremental shares      3,508,156   3,406,150
                                                              =========   =========

                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
                                                                2005       2004
                                                             ---------   ----------
                                                                         (RESTATED)
Basic earnings per share:
   Weighted average common shares                            3,460,905    3,406,150
                                                             =========    =========
Diluted earnings per share:
  Weighted average common shares                             3,460,905    3,406,150
Dilutive effect of stock options                                   985           --
                                                             ---------    ---------
  Weighted average common shares and incremental shares      3,461,890    3,406,150
                                                             =========    =========

     For the three month and nine month periods ended September 30, 2005, 163,850 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive. During the three and nine months ended September 30, 2004, there were no incremental shares relating to the dilutive effect of stock options due net losses for the periods.

5.   STOCK BASED COMPENSATION

     At September 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                   FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                       2005        2004
                                                                     --------   ----------
                                                                                (RESTATED)
Net income (loss):
   Net income (loss) as reported                                     $407,929    $(144,119)
      Deduct total stock based employee compensation
         expense determined under fair value based method for
         all awards, net of related tax effects and reversals of
         prior period expense due to forfeitures                       (5,755)      (8,175)
                                                                     --------    ---------
   Pro forma, net income (loss)                                      $402,174    $(152,294)
                                                                     ========    =========
Net earnings (loss) per share:
   Basic earnings (loss) per share                                   $   0.12    $   (0.04)
   Diluted earnings (loss) per share                                 $   0.12    $   (0.04)

Pro forma earnings (loss) per share:
   Basic earnings (loss) per share                                   $   0.12    $   (0.04)
   Diluted earnings (loss) per share                                 $   0.12    $   (0.04)

                                                                FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                    2005       2004
                                                                  --------   ----------
                                                                             (RESTATED)
Net income (loss):
   Net income (loss) as reported                                  $675,042    $(70,593)
      Deduct total stock based employee compensation
         expense determined under fair value based method for
         all awards, net of related tax effects                     13,489     (24,526)
                                                                  --------    --------
   Pro forma, net income (loss)                                   $688,531    $(95,119)
                                                                  ========    ========
Net earnings (loss) per share:
   Basic earnings (loss) per share                                $   0.20    $  (0.02)
   Diluted earnings (loss) per share                              $   0.20    $  (0.02)

Pro forma earnings (loss) per share:
   Basic earnings (loss) per share                                $   0.20    $  (0.03)
   Diluted earnings (loss) per share                              $   0.20    $  (0.03)

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

8.   PRIVATE PLACEMENT

     On April 26, 2005, the Board of Directors of the Company approved the offer and sale of up to $600,000 worth of its common stock to certain accredited investors, including, without limitation, the officers and directors of the Company in a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. On April 29, 2005, the price of $5.00 per share was determined by the Executive Committee of the Board of Directors of the Company. Subsequently, the Company sold 101,000 shares of common stock at a price of $5.00 per share, or $505,000 in gross proceeds. Offerings costs as of September 30, 2005 were $10,645. The private placement closed on May 6, 2005.

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

MANAGEMENT OVERVIEW

Overview of Financial Condition at September 30, 2005 and December 31, 2004

On a consolidated basis, the Company's total assets as of September 30, 2005 were $219,214,000 compared to total assets of $206,625,000 at December 31, 2004. As of September 30, 2005, gross loans were $164,677,000 compared to gross loans of $157,427,000 at December 31, 2004. Deposits were $180,115,000 at September 30, 2005 compared to $170,330,000 at December 31, 2004. Total capital was $16,677,000 at September 30, 2005 compared to $15,784,000 at December 31, 2004.
Outstanding shares of common stock were 3,507,150 as of September 30, 2005 and 3,406,150 as of December 31, 2004.

The Company has continued to be asset sensitive, with a large amount of variable rate loans tied to prime, and the Company is benefiting from the prime rate increases. The additional capital generated in the second quarter from the private placement of its common stock and subsequent borrowing of $2,000,000 from Union Federal Bank has allowed Shelby County Bank to maintain its momentum of growing quality loans and improving net interest income. During the remainder of 2005, the Company believes loan balances will continue to increase net interest income, without reducing credit quality. The Company has reached a sustainable level of core earnings, from which the Banks can continue to grow. The anticipated increase in the loan portfolio should prove effective in achieving a meaningful return on shareholder's equity. Management and staff at both Shelby County Bank and Paramount Bank will continue to work diligently at implementing growth plans and strategies as the Company expects significant results from these actions for the remainder of this year and in the years to come.

Overview of Results of Operations for the Three Months Ended September 30, 2005 and 2004

For the quarter ended September 30, 2005, the Company's net consolidated income was $408,000. This compares to a consolidated net loss of $144,000 for the same period of 2004. Basic earnings per share was $0.12 for the quarter ended September 30, 2005 compared to a loss of $0.04 per share for the quarter ended September 30, 2004. Weighted average outstanding shares (basic) for the third quarter of 2005 were 3,507,150 and 3,406,150 for the third quarter of 2004. The Company benefited from amortization of purchase accounting adjustments from the acquisition of Paramount Bank. For the three month period ended September 30, 2005, income has been increased $58,000 as a result of net accretion of purchase accounting adjustments on loans, deposits and borrowings. However, this benefit will be decreasing in the future.

Net interest income before the provision for loan losses for the three months ended September 30, 2005 increased approximately 16.9% from the period ended September 30, 2004. This increase can be attributed to a rising interest rate environment with the prime lending rate increasing from 4.75% to 6.75%. The Banks will continue to benefit from the increases in the prime interest rate as a large amount of the loan portfolio has variable rates. Another factor contributing to the increase was increased loan growth at Shelby County Bank during 2004 and during the third quarter of 2005.

Overall non-interest income increased 67% for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004. Primarily this increase was comprised of an increase in net gains on the sale of available-for-sale securities, other real estate owned and other assets. Additionally, the Banks increased their fee structures during the third quarter of 2005 on deposit accounts thus service charges on deposit accounts increased. There were also increases in secondary market mortgage loan fees.

Overall non-interest expense increased less than 2% for the three months ended September 30, 2005 compared to the same period of 2004. The increases were primarily due to additional professional expenses incurred in the third quarter of 2005 related to the costs to pursue litigation on past due loans and manage and reduce real estate owned. The Company reduced this non-earning asset category by $563,000 during the third quarter of 2005 and expects to further reduce this category during the fourth quarter of 2005. Salaries and benefits have increased for the three months ended September 30, 2005 compared to the same period of 2004 due to staffing additions at both Shelby County Bank and Paramount Bank and the reclassification of both the Chief Executive of the Company's and the Chairman of the Board of Shelby County Bank's compensation from director fees to salaries. These salary increases were accompanied by a reduction in director fees for these two individuals over the periods. Paramount Bank incurred increased expenses in advertising and promotion for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. These additional costs were the result of increased efforts to promote and advertise the Bank in its local market area. A major offset to the increases in non-interest expense was the decrease of merger related costs relating to the terminated merger with Heartland Bancshares, Inc. as these expenses occurred during the third quarter of 2004. In addition, in the fourth quarter of 2004, the Banks formally negotiated enhanced, more cost effective insurance contracts. This benefit reduced other non-interest expense.

Overview of Results of Operations for the Nine Months Ended September 30, 2005 and 2004

For the nine month period ended September 30, 2005, the Company's net consolidated income was $675,000. This compares to a net consolidated loss of $71,000 for the same period of 2004. Basic earnings per share were $0.20 for the nine months ended September 30, 2005 compared to a loss of $0.02 per share for the nine months ended September 30, 2004. Weighted average outstanding shares (basic) for the first three quarters of 2005 were 3,460,905 compared to 3,406,150 for the first three quarters of 2004. The Company benefited from amortization of purchase accounting adjustments from the acquisition of Paramount Bank. For the nine month period ended September 30, 2005, income has been increased $199,000 as a result of net accretion of purchase accounting adjustments on loans, deposits and borrowings. However, this benefit will be decreasing in future quarters beginning in the first quarter of 2006.

Net interest income before loan loss provision for the nine months ended September 30, 2005 was $5,176,000 as compared to $4,483,000 for the same period in 2004, or a 15.5% increase. The increase in net interest income for the nine month period ending September 30, 2005, when compared to the same period of 2004 can be attributed to a rising interest rate environment with the prime lending rate increasing from 4.75% to 6.75%. The Banks will continue to benefit from the increases in the prime interest rate as a large amount of the loan portfolio has variable rates.

Non-interest income for the nine months ended September 30, 2005 was $987,000 as compared to $876,000 for the same period in 2004, or a 12.6% increase. The improvement was comprised primarily of increases in secondary market mortgage loan fees and service charges on deposit accounts as both Banks increased service charges during the third quarter of 2005.

Non-interest expense increased to $5,337,000 for the nine months ended September 30, 2005 from $5,060,000 for the same period of 2004. This increase was primarily due to additional professional expenses incurred in 2005 related to the costs to pursue litigation on past due loans and to manage and reduce real estate owned. The Company reduced this non-earning asset category by $938,000 since December 31, 2004 and expects to further reduce this category during the remainder of 2005. Salaries and benefits have increased for the nine months ended September 30, 2005 compared to the same period of 2004 due to staffing additions at both Shelby County Bank and Paramount Bank and the reclassification of both the Chief Executive Officer of the Company's and for the Chairman of the Board of Directors of Shelby County Bank's compensation from director fees to salaries. These salary increases were accompanied by a reduction in director fees for these two individuals over the periods. Paramount Bank incurred increased expenses in advertising and promotion for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. These additional costs were the result of increased efforts to promote and advertise the bank in its local market area. Offsetting these increases, there was a reduction in merger related expenses with regard to the terminated merger with Heartland Bancshares, Inc. Additionally, in the fourth quarter of 2004, the Banks formally negotiated enhanced, more cost effective insurance contracts which reduced other non-interest expense.

FINANCIAL CONDITION

The Company's total assets at September 30, 2005 were $219,214,000, an increase of $12,589,000 from December 31, 2004. Primarily the change consists of an increase in cash and cash equivalents of $12,143,000, an increase in net loans of $7,481,000 offset by a decrease in securities available-for-sale of $6,687,000 and a decrease in other real estate owned of $938,000. During the first and second quarters of 2005, Shelby County Bank slowed loan growth to continue to focus its efforts on maintaining its "well capitalized" status. By the end of the quarter ended June 30, 2005, the Company raised $505,000 in gross proceeds through the sale of its common stock in a private placement and borrowed an additional $2,000,000 from Union Federal Bank of Indianapolis. The Company then invested $1,800,000 into Shelby County Bank. The remaining monies are held by the Company as additional working capital. During the end of the third quarter 2004, it was necessary for Shelby County Bank to participate $4,000,000 of its commercial loan and home equity loan portfolios to other banks. This was accomplished in order to continue its "well capitalized" status. The Banks are strategically maintaining their "well capitalized" status while continuing to focus on improving net interest income and overall profitability. With the additional capital, Shelby County Bank has been able to resume and maintain its momentum of growing quality loans and improving net interest income.

The investment portfolio balances have decreased to $25,691,000 at September 30, 2005 from $32,380,000 at December 31, 2004. There was a sale of a GNMA mortgage backed available-for-sale security of $2,401,000 with a recognized gain of $34,000 and a $1,000,000 call of a U.S. Agency available-for-sale security which contributed to the decline in investments. Additional decreases in the investments were due to average repayments of approximately $316,000 per month on the mortgage-backed-securities. There were also temporary decreases in the market value of available-for-sale securities of $444,000. The proceeds from the sale, call and repayments were replaced by liquid funds to help improve "well capitalized" ratios. In the future the Banks will continue to invest primarily in GNMA mortgage-backed securities. These investment products receive favorable risk-based capital treatment.

The Banks' interest-bearing deposits within other banks increased $1,320,000 to $2,863,000 from $1,543,000 at December 31, 2004. Cash and due from banks increased to $14,395,000 from $3,572,000 at December 31, 2004. The large amount of funds within other banks was temporary and was primarily the result of one large depositor at Shelby County Bank who held a significant deposit at September 30, 2005 and who subsequently disbursed these funds to other entities. The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the year ended December 31, 2004, the Banks had significantly increased their use of borrowed funds as a result of increased loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's liquidity needs, the Company borrowed an additional $2,000,000 in external funding in order to resume loan growth at Shelby County Bank. In addition, a private placement was authorized by the Board of Directors in April 2005 and completed in May 2005 in order to increase the Company's capital. The private placement raised gross proceeds of $505,000 of capital, the offering costs were $11,000.

The Banks' net loans increased $7,481,000 from December 31, 2004 to $162,989,000 at September 30, 2005. During the first and second quarters of 2005, Shelby County Bank slowed loan growth to maintain its "well capitalized" status. However, as a result of the additional capital, loan growth accelerated in the commercial lending market as well as in the home equity market during the third quarter of 2005. These loan products provide the opportunity for increased profitability and continued improvement in interest rate sensitivity while maintaining the Bank's "well capitalized" status.

LOANS RECEIVABLE

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2005           2004
                                             -------------   ------------
Real Estate Mortgage Loans:
   One-to-four family                         $ 43,126,793   $ 44,643,438
   Non Residential                              41,453,858     32,578,619
   Home equity loans                            35,379,487     33,852,662
Consumer loans                                  12,608,965      9,076,135
Commercial loans, including participations      32,107,741     37,276,414
                                              ------------   ------------
Total gross loans                              164,676,844    157,427,268
   Less allowance for loan losses               (1,688,331)    (1,919,193)
                                              ------------   ------------
Total loans receivable, net                   $162,988,513   $155,508,075
                                              ============   ============

NON-PERFORMING LOANS

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      2005           2004
                                                 -------------   ------------
Non-performing loans consist of the following:
   Non-accrual loans                               $1,217,390     $  462,473
   Ninety (90) days past due                        1,002,441      1,445,792
                                                   ----------     ----------
Total non-performing loans                         $2,219,831     $1,908,265
                                                   ==========     ==========
Non-performing loans to total loans                      1.35%          1.21%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At September 30, 2005, the Banks reported approximately $1,217,000 of non-accrual loans and $1,002,000 in loans ninety days or more past due. This is an increase in non-accrual loans of $755,000 from December 31, 2004 and a decrease in past due loans of $443,000 from December 31, 2004. The increase in non-accrual loans was the result of moving ninety day past due loans to non-accrual status and the addition of several loans totaling $715,000 placed on non-accrual status at Paramount Bank. These increases were offset by a decrease in non-accrual loans which were removed from non-accrual, partially charged off and moved to other real estate. The primary reason for the decrease in past due loans ninety days or more was the result of partially charging off and moving one loan of $234,000 from this category to other real estate owned. In addition, there were other loans that were removed from ninety days past due as a result of renewals and payoffs. There is an increase in the non-performing loans to total gross loans from 1.21% at December 31, 2004 to 1.35% at September 30, 2005. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
                                                                     2005         2004
                                                                  ----------   ----------
Balance, beginning of period                                      $1,919,193   $1,681,005
Add:
   Provision for loan losses                                         150,500      370,000
   Recoveries of loans previously charged off                         37,413       54,239
   Less gross charge-offs:
      Residential real estate loans                                  (82,207)    (128,479)
      Consumer/commercial loans                                     (336,568)    (179,463)
                                                                  ----------   ----------
Balance, end of period                                            $1,688,331   $1,797,302
                                                                  ==========   ==========
Net charge-offs to total average loans outstanding (annualized)         0.72%        0.54%
Allowance to total average loans outstanding                            1.07%        1.24%

The allowance for loan losses at September 30, 2005 was $1,688,000, a decrease of $231,000 from December 31, 2004. The Company's provision for loan losses for the year was $150,000 and its net charge-offs were approximately $381,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS, FDIC, the Banks' historical losses or by the Chief Credit Officer's recommendations and by multiplying such loss percentages to the Banks' distribution of portfolio balances since management believes this will be representative of losses inherent in the portfolio. The calculated reserve is compared to the Banks' existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by management. The reason for the decrease in the allowance was primarily due to the charge off of loans that had been previously allocated in the allowance and management's analysis of the allowance in determining the necessity for a monthly provision. The allowance to total average loans outstanding decreased to 1.07% for the nine month period ended September 30, 2005 compared to 1.24% for the nine month period ended September 30, 2004. For the nine month period ended September 30, 2005, the allowance to total average loans outstanding decreased 24 basis points from 1.31% at December 31, 2004.

Total liabilities at September 30, 2005 were $202,537,000, an increase of $11,696,000 compared to $190,841,000 at December 31, 2004. Deposits at September 30, 2005 were $180,115,000 compared to $170,330,000 at December 31, 2004, an increase of $9,785,000. However, this deposit increase was temporary and was primarily the result of one large depositor at Shelby County Bank who held a significant deposit at September 30, 2005 and who subsequently disbursed these funds to other entities. Other borrowings have increased by $275,000 to $15,366,000 at September 30, 2005 from $15,091,000 at December 31, 2004. The note payable increased $2,000,000 to $6,000,000 at September 30, 2005 from $4,000,000 at December 31, 2004. The additional borrowing was completed during the quarter ended June 30, 2005 and subsequently $1,800,000 was invested at Shelby County Bank to improve its regulatory capital ratios. Management continues to emphasize the benefits of gathering non-certificate depository funding as a means of decreasing the Banks' overall funding costs, improving levels of fee income derived from depository relationships, and encouraging a stronger relationship with its customer base. By acquiring primarily transaction accounts, the Banks are less susceptible to loss of accounts during periods of volatile interest rates.

Shareholders' equity at September 30, 2005 was $16,677,000, an increase of $893,000 compared to $15,784,000 at December 31, 2004. The change in equity resulted from net income of $675,000, additional capital of $505,000; net of offering costs of $11,000, as a result of the private placement and a decrease of $276,000 from a temporary decline in the fair value of the Company's available-for-sale investment portfolio.

RESULTS OF OPERATIONS: Three Months Ended September 30, 2005

During the three month period ended September 30, 2005, the Company's net income was $408,000 compared to a net loss of $144,000 reported for the three month period ended September 30, 2004. There was no income tax expense for the three month period ended September 30, 2005 and for the three month period ended September 30, 2004. The Company maintains a valuation allowance on a portion of its deferred tax assets. During 2005 and 2004, management's estimate of the deferred tax asset realization did not change significantly and the Company recorded changes in its valuation allowance to offset a change in the deferred tax assets, resulting in no income tax expense for 2005 or 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $263,000, a decrease in the provision for loan losses of $129,000, an increase in non-interest income of $192,000, and an increase in non-interest expenses of $32,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $485,000, offset by an increase in interest expense of $222,000. The increase in loan interest income was partially due to loan growth in 2004 and in the third quarter of 2005, however the key increase was due to the prime interest rate increases in the latter half of 2004 and in 2005. Increases of $21,000 in interest income on interest bearing deposits and dividends from FHLB were primarily the effect of interest rate increases. These increases were offset by decreases of $55,000 in the investment interest income as a result of decreased volume. The major variance in interest expense of $160,000 is attributed to increases in the rates of primarily certificates of deposit which accounts for $130,000. Additionally, interest expense on borrowings increased $62,000 and was largely the result of an increase in the interest rates of those borrowings.

Interest income and fees from loans increased from $2,200,000 for the three month period ended September 30, 2004 to $2,720,000 for the three month period ended September 30, 2005. This increase was comprised of a favorable variance of $72,000 due to higher average loan balances of $4,915,000, and a favorable variance of $448,000 due to an increase of 113 basis points in the effective yield on loans. The increase in yield was largely due to increases in the prime interest rate, increased balances in variable rate products, as well as higher yields on new loans originated during the period. The overall yield on loans increased to 6.85% for the three month period ended September 30, 2005 from 5.72% for the three month period ended September 30, 2004.

Interest income from investment securities decreased $55,000 to $300,000 for the three months ended September 30, 2005, when compared to the three month period ended September 30, 2004. This decrease resulted from an unfavorable variance of $68,000 from a decrease in average investment balances of $6,334,000. These decreases were due to maturities, repayments of mortgage-backed-securities, sales and calls occurring in 2004 and 2005 and were the result of efforts to improve interest rate sensitivity, risk-based capital, manage liquidity and concentrate on loan growth. The unfavorable variance due to volume was offset by an increased variance of $13,000 due to investment yields being 15 basis points higher over the prior period ended September 30, 2004. During the three month period ended September 30, 2005, there were principal payment reductions in the mortgage-backed-securities of $1,004,000 and a sale of a GNMA mortgage backed available-for-sale security of $2,401,000. The Company recognized a gain of $34,000 from this sale. The Banks will continue to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Interest expense on deposits increased $160,000 to $1,027,000 for the three month period ended September 30, 2005, compared to $867,000 for the three month period ended September 30, 2004. This increase was comprised of a favorable variance of $30,000 due to a decrease in average deposit balances of $3,440,000 primarily in certificates of deposit, and an unfavorable variance of $190,000 due to an increase in average rates on deposits from 2.33% to 2.83%. This unfavorable rate variance was created by higher certificate rates on new certificates of deposit, as well as increased rates applied to core deposit products such as savings and money market accounts.

Interest expense on FHLB advances and other borrowings increased $62,000 from $191,000 for the three-month period ended September 30, 2004 to $253,000 for the three month period ended September 30, 2005. This increase was the result of a favorable variance of $16,000 due to a decrease in the average borrowing balance of $1,983,000 and an unfavorable variance of $78,000 due to an increase in interest rates from 3.08% to 4.43%.

For the three month period ended September 30, 2005, the provision for loan losses was $46,000 compared to $175,000 for the three month period ended September 30, 2004. The decrease of $129,000 is primarily attributed to Shelby County Bank. There was no provision for loan losses at Shelby County Bank for the three month period ended September 30, 2005. Management determined by analysis that the Bank's reserve was provided for adequately. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Total non-interest income was $476,000 for the three-month period ended September 30, 2005 compared to $285,000 for the three month period ended September 30, 2004. Of this increase, $18,000 can be attributed to the result of net gains on securities available-for-sale occurring during the period ended September 30, 2005 of $34,000 compared to $16,000 in net gains on securities available-for-sale during the period ended September 30, 2004. There were also net increases in other income from sales of other assets of $101,000. Additionally, there were increases of $41,000 in secondary market mortgage loan fees and $58,000 from service charges and fees on deposit accounts. Offsetting these increases, there were decreases in other income of $26,000, in part the result of a sale of a building owned by the Company during the fourth quarter of 2004 and which resulted in the reduction of $8,000 in rental income for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.

Non-interest expenses totaled $1,838,000 for the three month period ended September 30, 2005, compared to $1,806,000 during the three month period ended September 30, 2004.

Changes in non-interest expenses consist of the following:

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                    -----------------------   CHANGE FROM
                                       2005         2004          2004
                                    ----------   ----------   -----------
                                                 (RESTATED)
Salaries and employee benefits      $  972,122   $  804,118    $ 168,004
Occupancy                              198,905      215,247      (16,342)
Federal deposit insurance               13,093       12,770          323
Data Processing                        155,664      147,696        7,968
Advertising and promotion               50,847       39,626       11,221
Bank fees and charges                   26,254       27,382       (1,128)
Director Fees                           25,900       57,150      (31,250)
Professional Fees                      166,935       92,313       74,622
Stationery, supplies and printing       35,063       29,401        5,662
Core deposit intangible                 17,241       17,241           --
Merger costs                                --      152,853     (152,853)
Other Expenses                         176,061      210,189      (34,128)
                                    ----------   ----------    ---------
                                    $1,838,085   $1,805,986    $  32,099
                                    ==========   ==========    =========

Major fluctuations in non-interest expense include an increase in salaries and employee benefits of $168,000. This increase is primarily due to additions to staff, salary increases and the reclassification of the director fees of both the Chief Executive of the Company and the Chairman of the Board at Shelby County Bank to salaries. Advertising and promotion expenses have increased $11,000 from the three months ended September 30, 2004 to the three months ended September 30, 2005 due to an increase of $10,000 in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Professional fees have increased by $75,000 as the Banks have retained legal counsel to pursue litigation regarding past due loans and non accruing assets, these costs are associated with those efforts. Increases in non-interest expense were offset by $153,000 in merger costs for the period ended September 30, 2004 that were not incurred in 2005 associated with the terminated merger with Heartland Bancshares, Inc. Occupancy also decreased $16,000 when comparing the two periods. A primary reason for the reduction was the result of a sale of a property owned by the Company in the fourth quarter of 2004 and the $4,000 in occupancy costs associated with maintaining that property during the three months ended September 30, 2004. Other reductions in occupancy were due to fixed assets becoming fully depreciated during 2004 and the first quarter ended March 31, 2005. Additionally, director fees have decreased $31,000 for the period ended September 30, 2005 compared to the period ended September 30, 2004. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. Additionally as stated previously, compensation for the Chief Executive of the Company and the Chairman of the Board of Shelby County Bank has changed from directors fees to salaries during the second quarter ended June 30, 2005. Director's fees will be increasing in the future however, as there are current vacancies on Board of Directors of Shelby County Bank and the Company.

RESULTS OF OPERATIONS: Nine Months Ended September 30, 2005

During the nine month period ended September 30, 2005, the Company's net income was $675,000 compared to a net loss of $71,000 reported for the nine month period ended September 30, 2004. There was no income tax expense for the nine month period ended September 30, 2005 and for the nine month period ended September 30, 2004. The Company maintains a valuation allowance on a portion of its deferred tax assets.

During 2005 and 2004, management's estimate of the deferred tax asset realization did not change significantly and the Company recorded changes in its valuation allowance to offset a change in the deferred tax assets, resulting in no income tax expense for 2005 or 2004.

The Company's comparative performance showed an increase in net interest income before provision for loan losses of $693,000, a decrease in the provision for loan losses of $219,000, an increase in non-interest income of $111,000, and an increase in non-interest expenses of $277,000.

The increase in net interest income before provision for loan losses resulted from an increase in interest income of $1,405,000, offset by an increase in interest expense of $713,000. The increase in loan interest income was primarily due to loan growth in 2004 and in the third quarter of 2005, and prime interest rate increases in the latter half of 2004 and in 2005. Increases of $98,000 in interest income on interest bearing deposits and dividends from FHLB were primarily the effect of interest rate increases. These increases were offset by decreases of $188,000 in the investment interest income primarily the result of decreased volume. The major variance in interest expense is attributed primarily to increased rates on certificates of deposit. Additionally, interest expense on borrowings increased by a net $94,000 and was predominantly the result of an increase in the interest rates of those borrowings, as volume actually decreased.

Interest income and fees from loans increased from $6,070,000 for the nine month period ended September 30, 2004 to $7,565,000 for the nine month period ended September 30, 2005. This increase was comprised of a favorable variance of $601,000 due to higher average loan balances of $13,483,000, and a favorable variance of $894,000 due to an increase of 79 basis points in the effective yield on loans. The increase in yield was largely due to increases in the prime interest rate, increased balances in variable rate products, as well as higher yields on new loans originated during the period. The overall yield on loans increased to 6.41% for the nine month period ended September 30, 2005 from 5.62% for the nine month period ended September 30, 2004.

Interest income from investment securities decreased $188,000 to $954,000 for the nine months ended September 30, 2005, when compared to the nine month period ended September 30, 2004. This decrease resulted from an unfavorable variance of $300,000 from a decrease in average investment balances of $9,602,000. These decreases were due to maturities, calls, repayments of mortgage-backed-securities and sales occurring in 2004 and 2005 and were the result of efforts to improve interest rate sensitivity, risk-based capital, manage liquidity and concentrate on loan growth. The unfavorable variance due to volume was offset by a favorable variance of $112,000 due to investment yields being 41 basis points higher over the prior period ended September 30, 2004. During the nine month period ended September 30, 2005, there were principal payment reductions in the mortgage-backed-securities of $2,848,000, a sale of a GNMA mortgage backed available-for-sale security in the amount of $2,401,000 with a recognized gain of $34,000 and a $1,000,000 call of a U.S Agency available-for-sale security. The Banks will continue to invest primarily in agency securities and mortgage-backed securities. Both of these investment products receive favorable risk-based capital treatment.

Interest expense on deposits increased $619,000 to $2,921,000 for the nine month period ended September 30, 2005, compared to $2,302,000 for the nine month period ended September 30, 2004. This increase was comprised of an unfavorable variance of $113,000 due to a net increase in the average deposit balances of $4,509,000, primarily in certificates of deposit and savings accounts, offset by a decrease in the average deposit balances of money market and NOW accounts, and an unfavorable variance of $506,000 due to an increase in average rates on deposits from 2.14% to 2.64%. This unfavorable rate variance was created by higher certificate rates on new certificates of deposit, as well as increased rates applied to core deposit products such as savings and money market accounts. Additionally, increases in certificates of deposit, specifically at Shelby County Bank were used as funding sources to offset maturities of high rate promotional certificates of deposits.

Interest expense on FHLB advances and other borrowings increased $94,000 from $560,000 for the nine month period ended September 30, 2004 to $654,000 for the nine month period ended September 30, 2005. This increase was the result of a favorable variance of $69,000 due to a decreased volume of the average borrowing balance of $2,673,000 and an unfavorable variance of $163,000 due to an increase in interest rates from 3.18% to 4.19%.

For the nine month period ended September 30, 2005, the provision for loan losses was $151,000 compared to $370,000 for the nine month period ended September 30, 2004. The decrease of $219,000 is primarily attributed to Shelby County Bank. There was no provision for loan losses at Shelby County Bank for the nine month period ended September 30, 2005. Management determined by analysis that the Bank's reserve was provided for adequately. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Total non-interest income was $987,000 for the nine month period ended September 30, 2005 compared to $876,000 for the nine month period ended September 30, 2004. There was an increase of $136,000 in secondary market mortgage loan fees and an $88,000 increase from service charges and fees on deposit accounts. During 2005, Shelby County Bank actively pursued mortgage loans to be sold in the secondary market to generate fee income in this category. In addition, both Paramount Bank and Shelby County Bank increased service charges on deposit accounts during the third quarter of 2005. Offsetting these increases, there were decreases in other income which in part was the result of a sale of a building owned by the Company during the fourth quarter of 2004 and which resulted in the reduction of $23,000 in rental income. Other decreases of $30,000 in other income were primarily due to a decrease in wire transfer fees and letter of credit fees. However, these decreases in other income were offset by an increase in other income on other real estate owned of $40,000 which occurred in the second quarter of 2005. In addition, when comparing the two periods, there were net decreases on gains on sales of other real estate owned and other assets of $12,000 and in net gains on sales of available-for-sale securities of $88,000.

Non-interest expenses totaled $5,337,000 for the nine month period ended September 30, 2005, compared to $5,060,000 during the nine month period ended September 30, 2004.

Changes in non-interest expenses consist of the following:

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                    -----------------------
                                       2005          2004     CHANGE FROM 2004
                                    ----------   ----------   ----------------
                                                 (RESTATED)
Salaries and employee benefits      $2,752,146   $2,324,920      $ 427,226
Occupancy                              588,264      646,365        (58,101)
Federal deposit insurance               42,497       37,689          4,808
Data Processing                        465,730      446,587         19,143
Advertising and promotion              131,537       78,502         53,035
Bank fees and charges                   79,656       76,012          3,644
Director Fees                          108,500      174,650        (66,150)
Professional Fees                      445,740      335,105        110,635
Stationery, supplies and printing       90,530      103,667        (13,137)
Core deposit intangible                 51,723       52,267           (544)
Merger costs                            73,171      152,853        (79,682)
Other Expenses                         507,812      631,354       (123,542)
                                    ----------   ----------      ---------
                                    $5,337,306   $5,059,971      $ 277,335
                                    ==========   ==========      =========

Major fluctuations in non-interest expense include an increase in salaries and employee benefits of $427,000. This increase is in part due to decreased loan growth at Shelby County Bank for the first and second quarters of 2005 and the impact on deferred salary costs related to that slowed growth. Other increases to salaries were the result of additions to staff, salary increases and the reclassification of the director fees of both the Chief Executive of the Company and the Chairman of the Board at Shelby County Bank to salaries. Advertising and promotion expenses have increased $53,000 from the nine months ended September 30,

2004 to the nine months ended September 30, 2005 due to an increase of $45,000 in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Professional fees have increased by $111,000 primarily at Paramount Bank as the Bank has retained legal counsel to pursue litigation regarding past due loans, these costs are associated with those efforts. Increases in non-interest expense were offset by other expenses which decreased $124,000, primarily the result of decreases in the Banks' insurance premiums. Merger costs related to the terminated merger with Heartland Bancshares, Inc. have decreased $80,000. The 2005 costs related to this merger occurred during the first and second quarters of 2005. Occupancy decreased $58,000 when comparing the two periods. A primary reason for this reduction was the result of a sale of a property owned by the Company in the fourth quarter of 2004 and the $13,000 in occupancy costs associated with maintaining that property during the nine months ended September 30, 2004. Other reductions in occupancy were due to fixed assets becoming fully depreciated during 2004 and the first quarter ended March 31, 2005. Stationary and supplies as well decreased $13,000 as there is a concentrated effort at the Banks to reduce such expenses as they relate to cost containment. Additionally, director fees have decreased $66,000 for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. Additionally as stated previously, compensation for the Chief Executive of the Company and Chairman of the Board of Shelby County Bank has changed from directors fees to salaries during the second quarter ended September 30, 2005. Director's fees will be increasing in the future however, as there are current vacancies on the Board of Directors of Shelby County Bank and the Company.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At September 30, 2005, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of September 30, 2005:

For Capital Adequacy Purposes:

                        SHELBY COUNTY BANK
                  -------------------------------
                                          TOTAL
                  TANGIBLE     CORE    RISK-BASED
                   CAPITAL   CAPITAL     CAPITAL
                  --------   -------   ----------
                       (DOLLARS IN THOUSANDS)
Bank Amount        $10,584   $10,584     $11,543
Required Amount      2,117     4,234       7,880
                   -------   -------     -------
Excess             $ 8,467   $ 6,350     $ 3,663
                   =======   =======     =======
Bank Ratio            7.50%     7.50%      11.72%
Required Ratio        1.50%     3.00%       8.00%
                   -------   -------     -------
Ratio Excess          6.00%     4.50%       3.72%
                   =======   =======     =======

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount as of September 30, 2005:

For Capital Adequacy Purposes:

                           PARAMOUNT BANK
                  -------------------------------
                                          TOTAL
                  TANGIBLE     CORE    RISK-BASED
                   CAPITAL   CAPITAL     CAPITAL
                  --------   -------   ----------
                       (DOLLARS IN THOUSANDS)
Bank Amount        $6,374     $6,374     $7,102
Required Amount     1,089      2,177      4,806
                   ------     ------     ------
Excess             $5,285     $4,197     $2,296
                   ======     ======     ======

Bank Ratio           8.78%      8.78%     11.82%
Required Ratio       1.50%      3.00%      8.00%
                   ------     ------     ------
Ratio Excess         7.27%      5.77%      3.56%
                   ======     ======     ======

Liquidity measures the Banks' ability to meet their savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the nine months ended September 30, 2005, the Banks have significantly increased their use of funds as a result of loan demand and maturities of higher interest rate certificates of deposit. Due to the Company's recent liquidity needs, the Company borrowed an additional $2,000,000 from an external funding source during the quarter ended June 30, 2005 and subsequently contributed $1,800,000 of capital to its subsidiary, Shelby County Bank to fund growth for its current operations. The Company does not anticipate the need for any additional capital over the next twelve months as a result of this borrowing and the private placement which was authorized by the Board of Directors in April 2005 and completed in May 2005, and which raised a net aggregate of $494,000 of capital after offering costs.

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

PART I - ITEM 3

                             CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and Controller concluded that, our Disclosure Controls were effective at the Reasonable Assurance Level, as described below, as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended September 30, 2005 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

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

                                   * * * * * *

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                        Blue River Bancshares, Inc.


Date: November 14, 2005                 By: /s/ Patrice M. Lima
                                            ------------------------------------
                                            Patrice M. Lima, Vice President,
                                            Controller
                                            (Principal Financial Officer &
                                            Chief Accounting Officer)

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