Form 10KSB
period 2005-12-31
BLUE RIVER BANCSHARES INC
filed 2006-03-31
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                               Yes       No   X
                                   -----    -----

State issuer's revenues for the year ended December 31, 2005: $7,100,000

The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the Small-Cap Market of NASDAQ on March 24, 2006 was $23,849,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,507,150 shares of common stock as of March 24, 2006.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2005): The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after December 31, 2005 is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2005 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes       No   X
                                                   -----    -----

FORM 10-KSB TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
   Item  1 - Description of Business.....................................     4
   Item  2 - Description of Property.....................................    18
   Item  3 - Legal Proceedings...........................................    19
   Item  4 - Submission of Matters to a Vote of Security Holders ........    20
PART II
   Item  5 - Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities........    20
   Item  6 - Management's Discussion and Analysis or Plan of Operation...    20
   Item  7 - Financial Statements........................................    20
   Item  8 - Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    21
   Item 8A - Controls and Procedures.....................................    21
   Item 8B - Other Information...........................................    21
PART III
   Item  9 - Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act..    22
   Item 10 - Executive Compensation .....................................    22
   Item 11 - Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................    22
   Item 12 - Certain Relationships and Related Transactions..............    22
   Item 13 - Exhibits....................................................    23
   Item 14 - Principal Accountant Fees and Services......................    25
             Signature Page..............................................    26
             Exhibits....................................................    27

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

The financial statements of the Company as of December 31, 2005 are presented on a consolidated basis, including the Company's two major subsidiaries, Shelby County Bank and Paramount Bank, (collectively the "Banks").

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

Commercial business loans include various types of secured and unsecured commercial loans to customers in our market areas for the purpose of financing equipment, working capital, expansion and other general business purposes.

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

FUNDING SOURCES

The Company's current funding is from current liquid assets. Funding of the acquisition of Paramount Bank was partially funded with a term loan from a commercial bank. This $4,000,000 loan was originally for a period of ten years. The first two years of payments were interest only with the remaining eight years requiring a full amortization with principal and interest payments. On June 30, 2005, the Company and its commercial lender entered into a Third Amendment to the original Credit Agreement dated November 19, 2003. The purposes of which were to increase the outstanding principal amount of the Company's term loan of $4,000,000 to $6,000,000, and to modify the repayment terms of the term loan. Specifically, the repayment terms were amended to require interest only until June 30, 2008, at which time the entire principal balance of the term loan will be due. The Credit Agreement was also amended to include making a capital contribution to one of the Company's subsidiaries, Shelby County Bank, as a purpose of the term loan. The loan is secured by the capital stock of the Banks. The interest rate is tied to prime for the full term of the loan. The spread above prime can be adjusted downward based on performance criteria of the Banks. Further, a $500,000 deposit was made at the lending bank and is held as collateral for the term loan.

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

In early 1997, a heating oil storage tank was removed from the ground on the portion of the property still owned by Shelby Count Bank and the area was remediated by excavating the soil surrounding the location of the tank and replacing it with granular fill material. In April 1998, Shelby County Bank began the process of submitting the St. Paul branch location into Indiana's Voluntary Remediation Program (the "VRP"). On June 26, 2002, the Bank submitted a Remediation Work Plan with respect to the St. Paul branch of the Bank which is currently entered in Indiana's Voluntary Remediation Program. On February 24, 2004, the Indiana Department of Environmental Management ("IDEM") approved the Voluntary Remediation Work Plan ("RWP") submitted by the environmental consultant on behalf of the Bank. The active remediation system was turned off on September 18, 2002. A closure report requesting a Certificate of Completion and a Covenant Not to Sue was submitted to IDEM on February 2, 2005.

On December 19, 2005, IDEM issued a letter to the Company indicating that the closure report was approved. IDEM issued a Certificate of Completion on January 30, 2006 (which is recorded) and the Governor of the State of Indiana will issue a Covenant Not to Sue.

Additionally, IDEM and the U.S. Environmental Protection Agency ("EPA") have a Memorandum of Agreement that provides in substance that once a Certificate of Completion has been issued by IDEM, unless the site poses an immediate and substantial threat to human health and the environment, EPA will not plan or anticipate any federal action under the Superfund law.

SERVICE CORPORATION SUBSIDIARY

Shelby County Bank wholly owns two subsidiaries. First Tier One Corporation, an Indiana corporation, held common stock issued by Intrieve, Inc., the Bank's previous data processing provider. Through March 1994, First Tier One Corporation offered tax-deferred annuity products. With the conversion of the data processing system, the stock in Intrieve was repurchased by Intrieve in 2003. The Shelby Group, Inc., an Indiana Corporation ("TSGI"), offered a full line of insurance products, including health, life, auto and medical insurance. The Bank ceased the operations of TSGI as of November 1, 1996. Paramount Bank does not own any subsidiaries.

EMPLOYEES

As of December 31, 2005, the Banks employed 64 persons on a full-time basis and 7 persons on a part-time basis. Of the Banks' 64 full time employees, the Company employed 6 of them on a part-time basis. In addition the Company employed 1 person on a full-time basis. None of the Banks' employees are represented by a collective bargaining group. Management of the Company considers its employee relations to be good.

MARKET AREA

The Banks' primary service areas are Shelby County, Indiana which is located approximately 25 miles southeast of Indianapolis, Indiana, and the city of Lexington and Fayette County, Kentucky. The Banks also consider contiguous counties and surrounding areas to be service areas and intend to provide banking services into those surrounding markets.

According to the 2004 Census, Shelby County Indiana's population is 43,717, ranked 33rd of 92 Indiana counties. The population increased by 7.8% compared to the 1990 census. The population of Shelby County is projected to remain at 33rd among the 92 counties in population growth projected to 2010. Shelby County businesses employed 22,894 full and part-time workers in 2004. The Shelby County total payrolls are comprised of 98.5% from non-farm employment, with the most prevalent segments being manufacturing, other private, and retail. The unemployment rate in Shelby County was 4.8% in November 2005, compared to a state average of 5.0%.

Total deposits held by Shelby County financial institutions were $475 million at June 30, 2005, according to the FDIC/OTS Summary of Deposits Report.

Fayette County Kentucky's population according to the estimated 2004 Census was 266,358, ranked 2nd of 120 Kentucky counties. The population has increased by 2.2% since the 2000 census. The civilian labor force of Fayette County was 149,274 in 2005. The Fayette County total payrolls are comprised mostly from non-farm employment, with the most prevalent segments being government, services, retail and manufacturing. According to the U.S. Department of Labor, Bureau of Labor Statistics, the Fayette County unemployment rate was 3.9% in 2004 compared to 5.3% for Kentucky.

Total deposits held by Fayette County financial institutions as of June 30, 2005 were $4.6 billion according to the FDIC/OTS Summary of Deposits report.

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

Income of the Banks appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Company without the payment of federal income taxes by the Banks on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2005, approximately $1.1 million of the Banks, retained income represented bad debt deductions for which no federal income tax provision had been made.

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

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope and operation of business, investments, deposit operations and processing, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Banks establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Banks and the public, rather than shareholders of the Banks or the Company.

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

REGULATION OF THE COMPANY UNDER HOLA

As the holding company for the Banks, the Company is regulated as a "multiple savings and loan holding company" within the meaning of Home Owners Loan Act (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a multiple savings and loan holding company, the Banks are subject to certain restrictions in their dealings with the Company and with other companies affiliated with the Company.

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

REGULATION OF THE BANKS

The Banks are federally chartered Savings Association Insurance Fund ("SAIF") insured savings associations. As such, the Banks are subject to extensive regulation by the OTS and the FDIC. For example, the Banks must obtain OTS approval before they may engage in certain activities and must file reports with the OTS regarding their activities and financial condition. The OTS periodically examines the Banks' books and records and, in conjunction with the FDIC, due to SAIF insurance, in certain situations, has examination and enforcement powers. This supervision and regulation is intended primarily for the protection of depositors and federal deposit insurance funds. The semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits, is approximately $30,000 for Shelby County Bank and $16,000 for Paramount Bank or an aggregate amount of $46,000.

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

As a member of a FHLB, each Bank is required to purchase and maintain stock in the FHLB in which it is a member in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2005, Shelby County Bank's investment in stock of the FHLB of Indianapolis was $2,389,000 and Paramount Bank's investment in stock of the FHLB of Cincinnati was $585,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 2005, cash and stock dividends paid to Shelby County Bank by the FHLB of Indianapolis totaled approximately $104,000, and dividends paid to Paramount Bank by the FHLB of Cincinnati totaled approximately $28,000 for an aggregate amount of $132,000 at an annual rate of 4.48%.

SAVINGS ASSOCIATION REGULATORY CAPITAL. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of 1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2005, the Banks were in compliance with all capital requirements imposed by law.

The following is a summary of Shelby County Bank's regulatory capital and capital requirements at December 31, 2005:

                                                    AS OF DECEMBER 31, 2005
                                 -------------------------------------------------------------
                                                                                  FDICIA
                                                                                REGULATIONS
                                                           MINIMUM FOR          TO BE "WELL
                                    ACTUAL CAPITAL       CAPITAL ADEQUACY       CAPITALIZED"
                                 -------------------   -------------------   -----------------
                                    AMOUNT     RATIO      AMOUNT     RATIO     AMOUNT    RATIO
                                 -----------   -----   -----------   -----   ---------   -----
Tangible capital ratio           $11,196,000    8.5%    $1,987,000    1.5%   6,623,000    5.0%

Core capital to average assets    11,196,000    8.5%     5,299,000    4.0%   6,623,000    5.0%

Tier 1 capital to risk
   weighted assets                11,196,000   11.4%     3,938,000    4.0%   5,908,000    6.0%
Total capital to risk weighted
   assets                         12,018,000   12.2%     7,877,000    8.0%   9,846,000   10.0%

The following is a summary of Paramount Bank's regulatory capital and capital requirements at December 31 2005.

                                                   AS OF DECEMBER 31, 2005
                                 -----------------------------------------------------------
                                                                                 FDICIA
                                                                              REGULATIONS
                                                          MINIMUM FOR         TO BE "WELL
                                    ACTUAL CAPITAL     CAPITAL ADEQUACY       CAPITALIZED"
                                 ------------------   ------------------   -----------------
                                   AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT    RATIO
                                 ----------   -----   ----------   -----   ---------   -----
Tangible capital ratio           $6,534,000    7.9%   $1,247,000    1.5%   4,156,000    5.0%

Core capital to average assets    6,534,000    7.9%    3,324,000    4.0%   4,156,000    5.0%

Tier 1 capital to risk
   weighted assets                6,534,000   10.5%    2,479,000    4.0%   3,718,000    6.0%
Total capital to risk weighted
   assets                         7,288,000   11.8%    4,957,000    8.0%   6,197,000   10.0%

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

LOANS TO ONE BORROWER. The Banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2005, the Banks did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

QUALIFIED THRIFT LENDER. Savings associations must meet a QTL test. If the Banks maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as QTLs, the Banks will continue to enjoy full borrowing privileges from the FHLB. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2005, the Banks were in compliance with their QTL requirements, with approximately 87.75% of the assets of Shelby County Bank and 84.79% of the assets of Paramount Bank invested in QTIs.

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

On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met. The annual FDIC assessment for Paramount Bank was $11,000 for 2005. The annual FDIC assessment for Shelby County Bank was $44,000 for 2005.

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

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 2005, the Banks were categorized as "well capitalized," and not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure. However, there are no assurances that the Banks will maintain their "well capitalized" status.

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

Also, the FRA prescribes certain limitations and reporting requirements on extensions of credit by the Banks to their directors and executive officers, to directors and executive officers of the Company and its subsidiaries, to principal shareholders of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. Among other things, the FRA, and the regulations thereunder, requires such loans to be made on substantially the same terms as those offered to unaffiliated individuals, place limits on the amount of loans the Bank may extend to such individuals and require certain approval procedures to be followed. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

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

SAFETY AND SOUNDNESS STANDARDS. The Federal banking agencies have adopted guidelines which establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits, and specifically prohibit, as an unsafe and unsound practice, excessive compensation that could lead to a material loss to an institution. The federal banking agencies also adopted asset quality and earnings standards. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

CONSUMER BANKING. The Banks' business include making a variety of types of loans to consumers. In making these loans, the Banks are subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, restrict disclosure of financial information to others and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. See "Supervision and Regulation -- Regulatory Developments." In receiving deposits, the Banks will be subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act and the FDI Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks, their directors and officers.

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

The Sarbanes-Oxley Act of 2002 implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (1) the creation of an independent accounting oversight board (2) auditor independence and restriction of non-audit services that accountants may provide to their audit clients (3) corporate governance and responsibility measures, including financial statement certifications by the Chief Executive Officer and Chief Financial Officer (4) increased oversight and enhancement of certain requirements relating to audit committees and how they interact with the Company's independent auditors, (5) requirements that audit committee members be independent and barred from accepting consulting, advisory, or other compensatory fees from the Company, (6) requirements that companies disclose whether one member of the audit committee is a "financial expert" (as defined by the SEC) and if not, why the audit committee does not have a financial expert
(7) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions and a prohibition on insider trading in black out periods (8) prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements,
(9) disclosure of a code of ethics and filing a Form 8K for a change or waiver of such code, and (10) enhanced penalties for fraud and other violations.

Effective October 28, 2004, the Federal Reserve adopted final amendments to Regulation CC and its commentary to implement the Check Clearing for the 21st Century Act (the "Check 21 Act"). The Check 21 Act was enacted on October 28, 2003 and became effective on October 28, 2004.

To facilitate check truncation and electronic check exchange, the Check 21 Act authorizes a new negotiable instrument called a "substitute check" and provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. A substitute check is a paper reproduction of the original check that can be processed just like the original check. The Check 21 Act does not require any bank to create substitute checks or to accept checks electronically. The Federal Reserve's amendments: (i) set forth the requirements of the Check 21 Act that apply to all banks, including those that choose not to create substitute checks; (ii) provide a model disclosure and model notices relating to substitute checks; and (iii) set forth bank endorsement and identification requirements for substitute checks.

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

     -    raising the coverage level for retirement accounts to $250,000;

     - indexing deposit insurance coverage levels for inflation beginning in 2012;

     - prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

     - merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the "DIF"); and

     - providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comments, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

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

FORWARD LOOKING STATEMENTS

A cautionary note about forward-looking statements. In its oral and written communication, the Company from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect", "may", "could", "intend", "project", "estimate", "believe" or "anticipate." The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the 2005 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause the Company's actual results to materially differ from those in any forward-looking statements. Your attention is directed to this discussion which can be found in
Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect the Company's future performance include changes in interest rates, the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other filings from time to time when considering any forward-looking statement.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is located at 29 E. Washington Street, Shelbyville, Indiana, where it shares space with the Main Office of Shelby County Bank. The Company previously owned a building adjacent to its principal office. This building was acquired in 1998 and sold in 2004 for a reported gain of $21,000. The Company owns the land upon which the Rampart Office of Shelby County Bank is located.

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

                                                        NET BOOK VALUE
                                                         OF PROPERTY,    APPROXIMATE
                                          YEAR OPENED    FURNITURE AND      SQUARE
DESCRIPTION AND ADDRESS                   OR ACQUIRED      FIXTURES        FOOTAGE
-----------------------                   -----------   --------------   -----------
Shelbyville Main Office
29 East Washington St.                        1975         $826,898         15,000

Shelbyville Rampart Office
34 Rampart Street                             1995         $528,165          3,000

Morristown Office (leased property)
127 East Main Street                          1995         $  7,005          1,800

St. Paul Office
105 County Line Road                          1989         $ 43,591          1,476

Lexington Kentucky Office                     1999         $565,333          8,472
2424 Harrodsburg Road (leased property)

ITEM 3. LEGAL PROCEEDINGS

In August 1993, Shelby County Savings Bank discovered the presence of petroleum compounds in both the soil and groundwater underlying the property at the St. Paul branch of the Bank. (See complete discussion of this proceeding in Item 1.)

On or about September 27, 2005, Atomic Plastics, LLC filed a complaint against Shelby County Bank, East Penn Manufacturing Co., Inc. and Richard A. Borton. Atomic Plastics, LLC claims that a former owner and employee (Richard A. Borton) deposited checks payable to Atomic Plastics from East Penn Manufacturing, which deposits were made into an account with Shelby County Bank. Atomic Plastic contends Shelby County Bank was negligent in allowing Mr. Borton to negotiate the checks and allowing him to open an account. As of December 31, 2005, only Shelby County Bank has filed an Answer and an Amended Complaint was filed on December 23, 2005. Management intends to vigorously defend this case. The litigation is in its early stages and no discovery has been commenced; however, based upon the facts known as of this date, the attorney for Shelby County Bank anticipates a favorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI." During 2005, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

     As of March 22, 2006, there were 190 shareholders of record of Blue River common stock.

     The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                      2005            2004
                 -------------   -------------
                  HIGH    LOW     HIGH    LOW
                 -----   -----   -----   -----
First Quarter    $5.57   $5.05   $6.79   $5.81
Second Quarter    5.34    4.77    6.84    5.90
Third Quarter     5.40    5.04    6.15    5.29
Fourth Quarter    5.41    5.00    5.59    5.15

     The Company did not declare any dividend on its shares of common stock during 2005 or 2004. Future dividend payments by the Company are subject to regulatory and legal limitations and may be dependent upon dividends paid to the Company by the Banks. See "Business-Supervision and Regulation".

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Pages 30 through 60 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2005 are incorporated herein by reference in regard to this item.

ITEM 7. FINANCIAL STATEMENTS

     Pages 61 through 95 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2005 are incorporated herein by reference in regard to this item.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and Controller concluded that, our Disclosure Controls were effective at the Reasonable Assurance level as described below as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or reasonably likely to affect, the Company's internal control over financial reporting.

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

CEO AND CONTROLLER CERTIFICATIONS

Appearing as exhibit to this report there are Certifications of the CEO and Controller. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 8B. OTHER INFORMATION

               Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following Exhibits are being filed as part of this 10-KSB:

2.01 Agreement of Affiliation and Merger, dated August 31, 2004, by and among Blue River Bancshares, Inc., Shelby County Bank, Heartland Bancshares, Inc. and Heartland Community Bank (Incorporated by reference to the Registrant's Form 8-K, filed on September 1, 2004)

2.02 Stock Option Agreement, dated August 31,2004, by and between Blue River Bancshares, Inc. and Heartland Bancshares, Inc. (Incorporated by reference to the Registrant's Form 8-K, filed on September 7, 2004)

2.03 Stock Option Agreement, dated August 31,2004, by and between Heartland Bancshares, Inc. and Blue River Bancshares, Inc. (Incorporated by reference to the Registrant's Form 8-K, filed on September 7, 2004)

2.04 Termination Agreement, dated February 10, 2005, by and among Blue River Bancshares, Inc., Shelby County Bank, Heartland Bancshares, Inc. and Heartland Community Bank (Incorporated by reference to the Registrant's Form 8-K, filed on February 10, 2005)

3(i)(a) Articles of Incorporation (Incorporated by reference to the Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 22, 1998)

3(i)(b) Amendment to Articles of Incorporation, adopted May 13, 2004 (Incorporated by reference to the Registrant's Form 10-QSB, filed on August 16, 2004)

3(ii) Amended and Restated By-Laws (Incorporated by reference to the Registrant's Form 10-QSB, filed on August 16, 2004)

10.01 Registrant's Amended and Restated 1997 Directors' Stock Option Plan (Incorporated by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998) (1)

10.02 Registrant's Amended and Restated 1997 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998) (1)

10.03 Registrant's 2000 Directors' Stock Option Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.04 Registrant's 2000 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.05 Registrant's 2000 Employee Stock Purchase Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.06 Registrant's First Amendment of 2000 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.07 Registrant's 2002 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Form 8-K, filed on March 31, 2003) (1)

10.08 Registrant's 2004 Stock Option Plan (Incorporated by reference to the Registrant's Proxy Statement, filed on April 8, 2004)

10.09 Registrant's Change in Control Agreement with Randy J. Collier (Incorporated by reference to the Registrant's Form 8-K, filed on March 31, 2003) (2)

10.10 Stock Purchase Agreement between Registrant and Paramount Bank (Incorporated by reference to the

          Registrant's Amendment No. 2 to the Registration Statement on Form 8-K, filed on June 10, 2003)

10.11 Depository Agreement (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30, 2004)

10.12 Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30, 2004)

10.13 First Amendment to Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 8-K, filed on January 5, 2005)

10.14 Second Amendment to Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 8-K, filed on April 1, 2005)

10.15 Third Amendment to Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 8-K, filed on July 5, 2005)

10.16 Collateral Pledge Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30, 2004)

10.17 Severance Agreement and Release, dated October 4, 2004, by and between Blue River Bancshares, Inc. and Lawrence T. Toombs (Incorporated by reference to the Registrant's Form 8-K, filed on October 4, 2004)

10.18 Summary of compensation arrangements with Randy J. Collier (Incorporated by reference to the Registrant's Form 8-K, filed on March 28, 2005) (1)

10.19 Summary of cash bonus plan for management employees of the Registrant's subsidiaries (Incorporated by reference to the Registrant's Form 8, filed on March 28, 2005) (1)

10.20 Summary of compensation arrangements with Russell Breeden, III (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.21 Summary of compensation arrangements with Steven R. Abel (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.22 Summary of compensation arrangements with non-employee directors (Incorporated by reference to the Registrant's Form 8-K, filed on May 31, 2005) (1)

13 The Annual Report to Shareholders of the Registrant for the year ended December 31, 2005 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

21        Subsidiaries of the Registrant

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

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Management Compensatory Plan or Arrangement

(2)  Management Employment Contract

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        Blue River Bancshares, Inc.
                                        (Registrant)


Date: March 31, 2006                    /s/ Russell Breeden, III
                                        ----------------------------------------
                                        Russell Breeden, III
                                        Chairman of the Board
                                        Chief Executive Officer, & President
                                        (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 31, 2006                    /s/ Patrice M. Lima
                                        ----------------------------------------
                                        Patrice M. Lima
                                        Vice President & Controller
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)


Date: March 31, 2006                    /s/ Steven R. Abel
                                        ----------------------------------------
                                        Steven R. Abel,
                                        Vice Chairman of the Board


Date: March 31, 2006                    /s/ Wayne C. Ramsey
                                        ----------------------------------------
                                        Wayne C. Ramsey, Director


Date: March 31, 2006                    /s/ Wendell L. Bernard
                                        ----------------------------------------
                                        Wendell L. Bernard, Director


Date: March 31, 2006                    /s/ Peter G. DePrez
                                        ----------------------------------------
                                        Peter G. DePrez, Director


Date: March 31, 2006                    /s/ John Robert Owens
                                        ----------------------------------------
                                        John Robert Owens, Director


Date: March 31, 2006                    /s/ Robert J. Salyers
                                        ----------------------------------------
                                        Robert J. Salyers, Director


Date: March 31, 2006                    /s/ John Eckart
                                        ----------------------------------------
                                        John Eckart, Director

EXHIBIT INDEX

(a) The following Exhibits are being filed as part of this 10-KSB:

2.01 Agreement of Affiliation and Merger, dated August 31, 2004, by and among Blue River Bancshares, Inc., Shelby County Bank, Heartland Bancshares, Inc. and Heartland Community Bank (Incorporated by reference to the Registrant's Form 8-K, filed on September 1, 2004)

2.02 Stock Option Agreement, dated August 31,2004, by and between Blue River Bancshares, Inc. and Heartland Bancshares, Inc. (Incorporated by reference to the Registrant's Form 8-K, filed on September 7, 2004)

2.03 Stock Option Agreement, dated August 31,2004, by and between Heartland Bancshares, Inc. and Blue River Bancshares, Inc. (Incorporated by reference to the Registrant's Form 8-K, filed on September 7, 2004)

2.04 Termination Agreement, dated February 10, 2005, by and among Blue River Bancshares, Inc., Shelby County Bank, Heartland Bancshares, Inc. and Heartland Community Bank (Incorporated by reference to the Registrant's Form 8-K, filed on February 10, 2005)

3(i)(a) Articles of Incorporation (Incorporated by reference to the Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 22, 1998)

3(i)(b) Amendment to Articles of Incorporation, adopted May 13, 2004 (Incorporated by reference to the Registrant's Form 10-QSB, filed on August 16, 2004)

3(ii) Amended and Restated By-Laws (Incorporated by reference to the Registrant's Form 10-QSB, filed on August 16, 2004)

10.01 Registrant's Amended and Restated 1997 Directors' Stock Option Plan (Incorporated by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998) (1)

10.02 Registrant's Amended and Restated 1997 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-48269 filed on June 8, 1998) (1)

10.03 Registrant's 2000 Directors' Stock Option Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.04 Registrant's 2000 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.05 Registrant's 2000 Employee Stock Purchase Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.06 Registrant's First Amendment of 2000 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Form 10-KSB, filed on April 2, 2001) (1)

10.07 Registrant's 2002 Key Employees' Stock Option Plan (Incorporated by reference to the Registrant's Form 8-K, filed on March 31, 2003) (1)

10.08 Registrant's 2004 Stock Option Plan (Incorporated by reference to the Registrant's Proxy Statement, filed on April 8, 2004)

10.09 Registrant's Change in Control Agreement with Randy J. Collier (Incorporated by reference to the Registrant's Form 8-K, filed on March 31, 2003) (2)

10.10 Stock Purchase Agreement between Registrant and Paramount Bank (Incorporated by reference to the

          Registrant's Amendment No. 2 to the Registration Statement on Form 8-K, filed on June 10, 2003)

10.11 Depository Agreement (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30, 2004)

10.12 Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30, 2004)

10.13 First Amendment to Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 8-K, filed on January 5, 2005)

10.14 Second Amendment to Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 8-K, filed on April 1, 2005)

10.15 Third Amendment to Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 8-K, filed on July 5, 2005)

10.16 Collateral Pledge Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30,2004)

10.17 Severance Agreement and Release, dated October 4, 2004, by and between Blue River Bancshares, Inc. and Lawrence T. Toombs (Incorporated by reference to the Registrant's Form 8-K, filed on October 4, 2004)

10.18 Summary of compensation arrangements with Randy J. Collier (Incorporated by reference to the Registrant's Form 8-K, filed on March 28, 2005) (1)

10.19 Summary of cash bonus plan for management employees of the Registrant's subsidiaries (Incorporated by reference to the Registrant's Form 8, filed on March 28, 2005) (1)

10.20 Summary of compensation arrangements with Russell Breeden, III (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.21 Summary of compensation arrangements with Steven R. Abel (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.22 Summary of compensation arrangements with non-employee directors (Incorporated by reference to the Registrant's Form 8-K, filed on May 31, 2005) (1)

13 The Annual Report to Shareholders of the Registrant for the year ended December 31, 2005 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

21        Subsidiaries of the Registrant

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

(1)  Management Compensatory Plan or Arrangement

(2)  Management Employment Contract