Form 10QSB
period 2006-03-31
BLUE RIVER BANCSHARES INC
filed 2006-05-10
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2006

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

As of May 10, 2006 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):

                               Yes       No   X
                                   -----    -----

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements:

           Consolidated Balance Sheets (Unaudited)
           as of March 31, 2006 and December 31, 2005                        3

           Consolidated Statements of Income and Comprehensive Income
           (Unaudited) for the three months ended March 31, 2006 and
           2005                                                              4

           Consolidated Statements of Cash Flows (Unaudited) for the
           three months ended March 31, 2006 and 2005                        5

           Notes to Consolidated Financial Statements (Unaudited)          6-10

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-20

   Item 3. Controls and Procedures                                          21

PART II. OTHER INFORMATION:                                                 22

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

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                 MARCH 31,    DECEMBER 31,
                                                                   2006           2005
                                                               ------------   ------------
ASSETS

ASSETS:
   Cash and cash equivalents:
   Cash and due from banks                                     $  4,225,355   $  7,955,266
   Interest-bearing deposits                                      2,566,651     12,221,600
                                                               ------------   ------------
      Total cash and cash equivalents                             6,792,006     20,176,866
   Securities available for sale                                 23,674,667     24,720,805
   Securities held to maturity                                       15,494         16,019
   Loans receivable, net of allowance for loan losses of
      $1,627,987 and $1,575,511                                 167,274,393    162,416,186
   Stock in FHLB, at cost                                         2,982,300      2,974,100
   Restricted stock, at cost                                         37,500         37,500
   Deferred income taxes, net                                     3,264,154      3,312,203
   Premises and equipment, net                                    2,214,679      1,970,992
   Other real estate owned                                          168,430        468,666
   Accrued interest receivable and other assets                   1,700,061      1,678,703
   Core deposit intangible                                          293,101        310,342
   Goodwill                                                       3,159,051      3,159,051
                                                               ------------   ------------
TOTAL ASSETS                                                   $211,575,836   $221,241,433
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Interest bearing deposits                                   $148,886,762   $154,367,308
   Non-interest bearing deposits                                 19,031,118     24,391,830
   Fed funds purchased                                              803,000             --
   Advances from FHLB                                            18,337,428     17,826,422
   Note payable                                                   6,000,000      6,000,000
   Accrued interest and other liabilities                           955,006      1,185,898
                                                               ------------   ------------
      Total liabilities                                         194,013,314    203,771,458
                                                               ------------   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares
      authorized, none issued                                            --             --
   Common stock, no par value, 15,000,000 shares authorized,
      3,507,150 shares issued and outstanding                    25,136,398     25,129,517
   Accumulated deficit                                           (6,980,853)    (7,209,062)
   Accumulated other comprehensive income/(loss)                   (593,023)      (450,480)
                                                               ------------   ------------
      Total shareholders' equity                                 17,562,522     17,469,975
                                                               ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $211,575,836   $221,241,433
                                                               ============   ============

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

                                                          2006         2005
                                                       ----------   ----------
INTEREST INCOME:
   Loans receivable                                    $2,996,888   $2,347,844
   Securities                                             262,915      335,087
   Interest-bearing deposits                               85,015       32,387
   Dividends from FHLB                                     35,397       31,118
                                                       ----------   ----------
      Total interest income                             3,380,215    2,746,436
                                                       ----------   ----------

INTEREST EXPENSE:
   Interest expense on deposits                         1,172,059      914,761
   Interest expense on FHLB and other borrowings          291,074      176,551
                                                       ----------   ----------
      Total interest expense                            1,463,133    1,091,312
                                                       ----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    1,917,082    1,655,124
PROVISION FOR LOAN LOSSES                                  68,000       52,500
                                                       ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,849,082    1,602,624
                                                       ----------   ----------

NON-INTEREST INCOME:
   Service charges and fees                               163,111      101,027
   Secondary market mortgage fees                         100,139      125,328
   Gain (loss) on sale of other real estate owned
      and other assets                                    (12,758)       4,903
   Other                                                   57,037       32,806
                                                       ----------   ----------
      Total non-interest income                           307,529      264,064
                                                       ----------   ----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                         977,147      835,872
   Premises and equipment                                 197,324      188,521
   Federal deposit insurance                               14,666       16,242
   Data processing                                        162,890      154,786
   Advertising and promotion                               51,622       40,536
   Bank fees and charges                                   26,366       25,823
   Directors fees                                          26,400       53,850
   Professional fees                                      134,122       93,970
   Stationery, supplies and printing                       18,506       19,140
   Merger expense                                              --       69,335
   Core deposit intangible                                 17,241       17,241
   Other                                                  161,231      147,638
                                                       ----------   ----------
      Total non-interest expense                        1,787,515    1,662,954
                                                       ----------   ----------
INCOME BEFORE INCOME TAX                                  369,096      203,734
INCOME TAX EXPENSE                                        140,887           --
                                                       ----------   ----------
NET INCOME                                             $  228,209   $  203,734
                                                       ==========   ==========
COMPREHENSIVE INCOME (LOSS)                            $   85,666   $ (145,292)
                                                       ==========   ==========
Basic and diluted earnings per share                   $     0.07   $     0.06
                                                       ==========   ==========

See accompanying notes to consolidated financial statements.

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

                                                                  2006           2005
                                                              ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $    228,209   $   203,734
   Adjustments to reconcile net income to net cash from
      operating activities:
      Depreciation and purchase accounting amortization            124,672        24,166
      Net amortization (accretion) of securities                    10,709         9,908
      Provision for loan losses                                     68,000        52,500
      FHLB stock dividends                                          (8,200)      (31,000)
      (Gain) loss on sale of other real estate owned and
         other assets                                               12,758       (30,672)
      Stock compensation expense                                     6,881            --
   Changes in assets and liabilities:
      Accrued interest receivable                                   (1,200)       77,121
      Other assets                                                 120,728      (165,426)
      Accrued interest payable and other liabilities              (230,892)       69,494
                                                              ------------   -----------
         Net cash from operating activities                        331,665       209,825
                                                              ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan funded, net of collections                              (5,020,778)    1,605,649
   Maturities and paydowns of securities available for sale        800,049     1,877,398
   Maturities and paydowns of securities held to maturity              524           635
   Purchase of premises and equipment                             (310,899)      (28,279)
   Proceeds from sale of real estate owned                         298,970       117,648
                                                              ------------   -----------
         Net cash from investing activities                     (4,232,134)    3,573,051
                                                              ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in fed funds purchased                               803,000      (427,000)
   Net change in short term FHLB advances                          515,389        55,515
   Net increase (decrease) in deposits                         (10,802,780)    1,583,265
                                                              ------------   -----------
         Net cash from financing activities                     (9,484,391)    1,211,780
                                                              ------------   -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (13,384,860)    4,994,656

CASH AND EQUIVALENTS, Beginning of period                       20,176,866     5,115,008
                                                              ------------   -----------
CASH AND EQUIVALENTS, End of period                           $  6,792,006   $10,109,664
                                                              ============   ===========

See notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005

1.   BASIS OF CONSOLIDATION AND PRESENTATION

     The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly owned subsidiaries Shelby County Bank and Paramount Bank (collectively the "Banks") and the wholly owned subsidiaries of Shelby County Bank. A summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2005 Annual Report to Shareholders.

     The accompanying consolidated interim financial statements at March 31, 2006, and for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

     The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                        FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                              2006        2005
                                                           ---------   ---------
Basic earnings per share:
   Weighted average common shares                          3,507,150   3,406,150
                                                           ---------   ---------
Diluted earnings per share:
   Weighted average common shares                          3,507,150   3,406,150
   Dilutive effect of stock options                            2,794       1,092
                                                           ---------   ---------
      Weighted average common shares and incremental
         shares                                            3,509,944   3,407,242
                                                           =========   =========

     For the three months ended March 31, 2006, and the three months ended March 31, 2005, 152,450 and 166,360 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

4.   STOCK BASED COMPENSATION

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The Company elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Prior to 2006, stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                MARCH 31,
                                                                   2005
                                                                ---------
Net income:
   Net income as reported                                        $203,734
      Deduct total stock based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects and
         reversals of prior period expense due to forfeitures      23,441
                                                                 --------
   Pro forma, net income                                         $227,175
                                                                 ========
Net earnings per share:
   Basic earnings per share                                      $   0.06
   Diluted earnings per share                                    $   0.06
Pro forma earnings per share:
   Basic earnings per share                                      $   0.07
   Diluted earnings per share                                    $   0.07

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all options are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

     The Company has adopted separate stock option plans for Directors of the Company and subsidiaries (the 1997 Directors' Stock Option Plan and the 2000 Directors' Stock Option Plan) and the officers and key employees of the Company and subsidiaries (the 1997 Key Employee Stock Option Plan, 2000 Key Employee Stock Option Plan and the 2002 Key Employee Stock Option
     Plan). The Company has also adopted a plan for the directors, officers and key employees of the Company and its subsidiaries (the 2004 Stock Option
     Plan). The Company has reserved a total of 62,400 shares pursuant to the Directors' Stock Option Plans and 103,000 shares pursuant to the Key Employee Stock Option Plans. The maximum number of shares to be delivered upon exercise of all options granted under the 2004 Plan will not exceed seven percent of the outstanding shares of the Company, from time to time less the number of shares covered by outstanding or exercised options under the Key Employees Stock Option Plans or the Directors' Stock Option Plans.

     The option exercise price per share for the 1997 Directors' Stock Option Plan is the greater of $12.00 per share or the fair value of a share on the date of grant. The option exercise price for the 2000 Director's Stock Option Plan is the greater of $8.27 per share or the fair value of a share on the date of the grant. The option exercise price for the Key Employee Stock Option Plans is the fair value of a share on the date of grant. The option exercise price per share for each nonqualified stock option grant will not be less than the fair market value of the shares on the date on which the option was granted.

     The stock options granted under the Directors' Stock Option Plans and the Key Employee Stock Option Plans are exercisable at any time within the maximum term of five years for incentive stock options and ten years for non-qualified stock options of the Key Employee Stock Option Plans and fifteen years under the Directors' Stock Option Plans from the grant date. The options are nontransferable and are forfeited upon termination of employment or as a director.

     The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates and an expected life of the options. Although the assumptions are used to reflect management's best projection, they involve uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the presumptions used, stock-based employee compensation expense could be considerably different.

     No dividend yield was assumed as we currently do not pay cash dividends on our common stock. The weighted average volatility for the current period was developed using historical volatility for periods equal to the expected life of the options. An increase in the weighted average volatility assumption will increase stock compensation expense. The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense. The expected option life currently used in the pricing model for all awards is the vesting period of the option, or five years. In the future, the Company will monitor more closely the average period of vesting in order to make more detailed assumptions of the expected life of the options.

     The following table summarizes the assumptions used to calculate the weighted average volatility, risk-free interest rates, expected life and the fair value of the stock option grants for the three months ended March 31, 2006 and March 31, 2005:

                                                 MARCH 31,   MARCH 31,
                                                    2006        2005
                                                 ---------   ---------
Weighted average volatility                         28.8%       30.1%
Risk-free interest rate                             5.25%       3.72%
Expected life (in years)                             5.0         5.0
Weighted average fair value of options granted     $1.86       $1.79

     The following is an analysis of the activity for the quarter ended March 31, 2006 and the stock options outstanding and exercisable at the end of the quarter:

                                                WEIGHTED
                                                 AVERAGE
             OPTIONS                SHARES   EXERCISE PRICE
             -------               -------   --------------
Outstanding at December 31, 2005   181,450        $8.04
Granted                             18,500        $5.25
Forfeited or expired                  (500)       $6.00
Outstanding at March 31, 2006      199,450        $7.79
                                   -------
Exercisable at March 31, 2006      137,750        $8.58
                                   -------

     The weighted average remaining term for both the outstanding and exercisable stock options was 6.8 years at March 31, 2006. The aggregate intrinsic value at March 31, 2006 was $170,000 for stock options outstanding and $97,000 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. As of March 31, 2006, the Company expensed approximately $7,000 pre-tax in stock based employee compensation and anticipates an additional compensation expense of $20,000 during 2006. The remaining unrecognized compensation expense of $56,000 will be recognized through the year ending December 31, 2010 in accordance with SFAS 123R.

5.   INCOME TAXES

     In the year ended December 31, 2002, the Company recorded a valuation allowance against a portion of the deferred tax asset because at that time management believed it was more likely than not that a portion of the benefit associated with the deferred tax asset would not be realized. The Company recorded changes in its valuation allowance to offset changes in the deferred tax asset, resulting in no income tax expense through the period ended September 30, 2005. In the fourth quarter 2005, management concluded that the valuation allowance on the deferred tax asset was no longer necessary given the Company's sustained income and growth through the year and projected net income in the future, and the remaining valuation allowance was fully reversed. The Company has generated federal net operating loss carryforwards of approximately $4.5 million. The net operating loss carryforwards, if unused will expire in 2020 through 2024. The Company has generated net state operating loss carryforwards of approximately $4.4 million which, if unused, will expire in 2015 through 2019.

6.   PRIVATE PLACEMENT

     On April 26, 2005, the Board of Directors of the Company approved the offer and sale of up to $600,000 worth of its common stock to certain accredited investors, including, without limitation, the officers and directors of the Company in a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. On April 29, 2005, the price of $5.00 per share was determined by the Executive Committee of the Board of Directors of the Company. Subsequently, the Company sold 101,000 shares of common stock at a price of $5.00 per share, or $505,000 in gross proceeds. Offerings costs as of March 31, 2006 were $10,645. The private placement closed on May 6, 2005.

7.   SUBSEQUENT EVENT

     The Company established a new Delaware trust subsidiary, Blue River Bancshares Trust I, which completed the sale of $7 million of trust preferred securities on April 20, 2006. Blue River Bancshares Trust I issued the trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.55%. The trust preferred securities mature in 30 years and may be called without penalty on or after June 30, 2011. Blue River Bancshares Trust I simultaneously issued 217 of the trust's common securities to the Company for a purchase price of $217,000, which, together with the trust preferred securities, constitutes all of the issued and outstanding securities of the trust. Blue River Bancshares Trust I used the proceeds from the sale of the trust preferred securities to purchase the Company's unsecured junior subordinated deferrable interest notes due June 30, 2036 (the "Debenture"). The net proceeds from the offering were used by the Company to pay all amounts due under and terminated, its $6 million credit facility with Union Federal Bank of Indianapolis, under the Credit Agreement dated as of November 19, 2003, as amended December 30, 2004 by the First Amendment to Credit Agreement, March 30, 2005 by the Second Amendment to Credit Agreement and June 30, 2005 by the Third Amendment to Credit Agreement. The obligations evidenced by the Credit Agreement were scheduled to mature on June 30, 2008. In conjunction with the termination of the Credit Agreement, all collateral securing the obligations under the Credit Agreement, including the capital stock of Shelby County Bank and Paramount Bank was released. The additional proceeds will be used for general corporate purposes.

     The Debenture was issued pursuant to a Junior Subordinated Indenture between the Company and Wilmington Trust Company dated April 20, 2006, (the "Indenture"). The interest payments by the Company will be used by the trust to pay the quarterly distributions to the holders of the trust preferred securities. The Indenture permits the Company to redeem the Debenture after June 30, 2011.

     The terms of the trust preferred securities are governed by an Amended and Restated Trust Agreement, dated April 20, 2006 between the Company, as Depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein.

     Pursuant to a Guarantee Agreement dated April 20, 2006, between the Company and Wilmington Trust Company, the Company has guaranteed the payment of distributions and payments on liquidation or redemption of the trust preferred securities. The obligations of the Company under the Guarantee Agreement are unsecured and subordinate to all of the Company's senior debt.

     The offering of the trust preferred securities was conducted pursuant to a Placement Agreement dated April 20, 2006 between the Company, Blue River Bancshares Trust I, and J. P. Morgan Securities, Inc. The Company did not pay any fees or commissions to the placement agent.

     In accordance with FASB Interpretation No. 46 (as revised in December
     2003), the trust will not be consolidated with the Company. Accordingly, the Company will not report the securities issued by the trust as liabilities, and instead will report as liabilities the subordinated debentures issued by the Company and held by the trust.

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

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Paramount Bank. Shelby County Bank and Paramount Bank are collectively referred to as the "Banks". The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. At March 31, 2006, the Company maintained a $6,000,000 loan from a commercial bank. This loan was paid in its entirety on April 20, 2006 with the proceeds of Subordinated Debentures (see Note 7 to the Consolidated Financial Statements included herein).

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

The Company's critical accounting policies include the following:

An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probable incurred losses associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pools of loans, excluding those classified or delinquent are analyzed for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, including statistics published periodically by the OTS and FDIC, the Banks' historical losses and recommendations by the Chief Credit Officer. Appropriate loss percentages are applied to the Banks' distribution of portfolio balances since management believes this will be representative of losses inherent in the portfolio. The calculated reserve is compared to the Banks' existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carry forward periods, including consideration of available tax planning strategies. In the past, the Company maintained a valuation allowance against its deferred tax asset, however in the fourth quarter of 2005, management concluded that the remaining valuation allowance on the deferred tax assets was no longer necessary given the Company's sustained income and growth through the year and projected net income in the future. A net tax benefit of $430,000 was recognized on December 31, 2005 as a result of the reversal of the tax valuation allowance.

MANAGEMENT OVERVIEW

OVERVIEW OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

On a consolidated basis, the Company's total assets as of March 31, 2006 were $211,576,000 compared to total assets of $221,241,000 at December 31, 2005. As of March 31, 2006, gross loans were $168,902,000 compared to gross loans of $163,992,000 at December 31, 2005. Deposits were $167,918,000 at March 31, 2006 compared to $178,759,000 at December 31, 2005. Total capital was $17,563,000 at March 31, 2006 compared to $17,470,000 at December 31, 2005. Outstanding shares of common stock were 3,507,150 as of March 31, 2006 and December 31, 2005. The book value per share was $5.01 at March 31, 2006 versus $4.98 at December 31, 2005.

Even though the Company continues to be fairly asset sensitive and has benefited from the past increases in the prime lending rate, management will attempt to reduce this sensitivity in the future. With the issuance of the Subordinated Debentures in April 2006 (see Note 7 to the Consolidated Financial Statements included herein), the Company fully retired $6,000,000 of bank debt with the remaining balance of the proceeds of the issuance to be used for general corporate purposes. The initial interest rate on the Subordinated Debt is 6.63%, which will float for five years with 3 month LIBOR plus a margin of 155 basis points. The interest rate on the retired bank debt was equal to the prime interest rate plus a margin, which varied, but was recently prime plus 50 basis points. The Company continues to focus on maintaining its momentum of growing quality loans and improving net interest income. During 2006, the Company believes loan balances will continue to increase net interest income, without reducing credit quality. The Company has reached a sustainable level of core earnings, from which the Banks can continue to grow. The anticipated increase in the loan portfolio should prove effective in achieving a 10 - 12% pretax return on shareholder's equity, during 2006 or 2007.

Management believes it can continue to improve return on equity by following this strategy and prudently managing non interest expenses. The Banks are strategically maintaining their "well capitalized" status while continuing to concentrate on improving net interest income and overall profitability, without taking undue interest rate risk. Management and staff at both Shelby County Bank and Paramount Bank will continue to work diligently at implementing loan growth plans and strategies; emphasizing the benefits of gathering non-certificate depository funding as means of decreasing the Banks' overall funding costs; improving levels of fee income derived from depository relationships and encouraging a stronger relationship with their customer base. The issuance of the subordinated debt will allow additional liquidity at the holding company level, and together with improved profitability, the Company will review the possibility of commencing dividend payments to its shareholders either during this year or in 2007.

OVERVIEW OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NET INCOME:

For the quarter ended March 31, 2006, the Company's net income was $228,000. This compares to a net income of $204,000 for the same period of 2005. The 2005 results had no federal or state income tax expense and the 2006 results included federal and state tax expense of $141,000. The Company had an increase in pretax income of 81% for the quarter ended March 31, 2006 compared to the three month period ended March 31, 2005. Basic and fully diluted earnings per share were $0.07 for the quarter ended March 31, 2006 compared to $0.06 per share for the quarter ended March 31, 2005. Weighted average outstanding shares (basic) for the first quarter of 2006 were 3,507,150 and 3,406,150 for the first quarter of 2005.

NET INTEREST INCOME:

Net interest income before the provision for loan losses for the three months ended March 31, 2006 increased approximately 15.8% from the period ended March 31, 2005. This increase can be attributed to a rising interest rate environment with the prime lending rate increasing from 5.75% to 7.75%. The Banks will continue to benefit from the increases in the prime interest rate as a large amount of the loan portfolio has variable rates. Another factor contributing to the increase was increased loan growth primarily at Shelby County Bank.

NON-INTEREST INCOME:

Overall non-interest income increased 16% for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. Primarily this increase was comprised of service charges and other fees, as the Banks increased their fee structures during the third quarter of 2005 on deposit accounts. These increases were offset by a decrease in secondary market mortgage loan fees and net losses on the disposition of other real estate and other assets versus net gains during the period ended March 31, 2005.

NON-INTEREST EXPENSE:

Overall non-interest expense increased by approximately 7.5% for the three months ended March 31, 2006 compared to the same period of 2005. Salaries and benefits have increased for the three months ended March 31, 2006 compared to the same period of 2005 due to the reclassification of the director's fees of both the Chief Executive Officer of the Company and the Chairman of the Board of Shelby County Bank to salaries during the second quarter of 2005. These salary increases were accompanied by a reduction in director fees for these two individuals over the periods. Additional professional expenses were related to the costs to pursue litigation on past due loans and manage and reduce real estate owned. The Company reduced this non-earning asset category by $300,000 during the first quarter of 2006. Expenses in advertising and promotion increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These additional costs were the result of increased efforts primarily at Paramount Bank to promote and advertise the Bank in its local market area. A major offset to the increases in non-interest expense was the absence of merger related costs relating to the terminated merger with Heartland Bancshares, Inc., as the majority of this expense category occurred during the first quarter of 2005.

INCOME TAXES:

The income tax provision for the three months ended March 31, 2006 was $141,000 with an effective rate of 38.2% compared to no income tax expense for the three months ended March 31, 2005. Prior year's changes in the valuation allowance offset tax expense; however with last year's decision to reverse the valuation allowance on the Company's deferred tax asset, the Company has now recognized tax expense against current earnings.

FINANCIAL CONDITION

The Company's total assets at March 31, 2006 were $211,576,000, a decrease of $9,665,000 from December 31, 2005. This decrease is primarily the result of a decrease in cash equivalents and was the result of a decrease in deposits offset by an increase in loans. Cash and cash equivalents declined $13,385,000 to $6,792,000 at March 31 2006 compared to $20,177,000 at year-end 2005. Securities available-for-sale and held-to-maturity decreased $1,047,000 to $23,690,000 at March 31, 2006 compared to $24,737,000 at year-end 2005. Loans, net of the allowance for loan losses increased $4,858,000 to $167,274,000 at March 31, 2006 compared to $162,416,000 at December 31, 2005. Other real estate owned declined $300,000 to $168,000 at March 31, 2005 compared to $468,000 at year-end 2005.
Total deposits at March 31, 2006 decreased $10,841,000 to $167,918,000 compared to $178,759,000 in total deposits at December 31, 2005. This decrease is primarily the result of a decrease of one large deposit account at Paramount Bank which has significant volatility in the amount of overnight deposits which they maintain. Demand accounts decreased $5,361,000 while NOW, savings, money market and certificates of deposits declined $5,480,000 as well. FHLB advances increased $1,314,000 to $19,140,000 at March 31, 2006 compared to $17,826,000 at
December 31, 2005. Shareholders' equity at March 31, 2006 was $17,563,000, an increase of $93,000 compared to $17,470,000 at December 31, 2005. The change in equity resulted from net income of $228,000, stock compensation expense of $7,000 and a decrease of $142,000 from a temporary decline in the fair value of the Company's available-for-sale investment portfolio.

LOANS:

The following comparative table shows loans receivable by major categories at March 31, 2006 and December 31, 2005:

LOANS RECEIVABLE

                                               MARCH 31,    DECEMBER 31,
                                                 2006           2005
                                             ------------   ------------
Real Estate Mortgage Loans:
   One-to-four family                        $ 48,695,453   $ 47,751,168
   Non Residential                             40,638,614     39,440,479
   Home equity loans                           34,584,936     35,027,100
Consumer loans                                 11,511,697     11,323,347
Commercial loans, including participations     33,471,680     30,449,603
                                             ------------   ------------
Total gross loans                             168,902,380    163,991,697
   Less allowance for loan losses              (1,627,987)    (1,575,511)
                                             ------------   ------------
Total loans receivable, net                  $167,274,393   $162,416,186
                                             ============   ============

NON-PERFORMING LOANS:

The following table is an analysis of the Company's non-performing loans at March 31, 2006 and December 31, 2005.

NON-PERFORMING LOANS

                                                  MARCH 31,   DECEMBER 31,
                                                    2006          2005
                                                 ----------   ------------
Non-performing loans consist of the following:
   Non-accrual loans                             $2,082,310    $1,402,768
   Ninety (90) days past due                        872,556     1,265,281
                                                 ----------    ----------
Total non-performing loans                       $2,954,866    $2,668,049
                                                 ==========    ==========
Non-performing loans to total loans                    1.75%         1.63%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At March 31, 2006, the Banks reported approximately $2,082,000 of non-accrual loans and $873,000 in loans ninety days or more past due. This is an increase in non-accrual loans of $680,000 from December 31, 2005 and a decrease in past due loans of $393,000 from December 31, 2005. The increase in non-accrual loans was the primarily the result of an addition of $625,000 in new non-accrual loans and the reclassification of $296,000 in ninety day past due loans to non-accrual status, offset by $241,000 in charge-offs and repayments. The primary reason for the decrease in past due loans ninety days or more was the result of the $296,000 shift that occurred between the ninety day past due loans and non-accrual loans, $327,000 in other loans that were removed from ninety days past due as a result of renewals and payoffs, and the addition of $230,000 of loans in this category. There was an increase in the non-performing loans to total gross loans from 1.63% at December 31, 2005 to 1.75% at March 31, 2006. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -----------------------
                                                                     2006         2005
                                                                  ----------   ----------
Balance, beginning of period                                      $1,575,511   $1,919,193
Add:
   Provision for loan losses                                          68,000       52,500
   Recoveries of loans previously charged off                          1,666       20,738
   Less gross charge-offs:
      Residential real estate loans                                       --           --
      Consumer/commercial loans                                      (17,190)     (14,920)
                                                                  ----------   ----------
Balance, end of period                                            $1,627,987   $1,977,511
                                                                  ==========   ==========

Net charge-offs to total average loans outstanding (annualized)         0.00%        0.00%
Allowance to total average loans outstanding                            0.96%        1.27%

The allowance for loan losses at March 31, 2006 was $1,628,000, an increase of $52,000 from December 31, 2005 and a decrease of $350,000 since March 31, 2005. The Company's provision for loan losses for the quarter was $68,000 and its net charge-offs were approximately $16,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. The Company reviews impaired and Watch List loans on a case-by-case basis to allocate a specific dollar amount of reserves based on available repayment sources and collateral, whereas all other loans are reserved for based on assigned reserve percentages evaluated by loan pools. Reserve percentages for loan pools are based on the Company's loss history, adjusted for trends and environmental factors. The loan pools utilized by the Company are construction, residential real estate, commercial, commercial real estate, home equity, and consumer.

Specific reserves are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss reserve. Management evaluates this general reserve using loan loss statistics by various types of loans, as published periodically by the OTS, FDIC, the Banks' historical losses or by the Chief Credit Officer's recommendations and by multiplying such loss percentages to the Banks' distribution of portfolio balances since management believes this will be representative of losses inherent in the portfolio. The calculated reserve is compared to the Banks' existing reserve to establish the provision necessary to bring the actual reserve balance in compliance with the findings of the allowance analysis performed by management. The decrease in the allowance since March 31, 2005 was the result of a decline in general allocations on other loan pools due to improving trends and the Bank's improved historical losses, including consideration of the composition of loss history by pool.

The Company experienced a period of extremely high losses in the past, largely focused in 2001. Since that period, loss experience has improved, and the impact of this high loss history has gradually reduced the allowance calculation by increasing subsequent periods of lower loss experience. During 2005, and the first quarter 2006, specific allocations were considered adequate based on the individual analysis of all impaired and watch list loans. The increase in non-performing loans since December 31, 2005, primarily in non-accruing loans, was considered in developing the specific allocations to the provision during the period ended March 31, 2006.

Since December 31 2005, the Company's allowance for loan losses and related provision expense increased because allocations for both specific loans and loan pools increased. Specific allocations totaled $904,000 at March 31, 2006 compared to $853,000 at December 31, 2005, and pooled allocations were $509,000 at March 31, 2006 compared to $492,000 at December 31, 2005. The increase in the specific allocations is attributable to an increase in the total watch listed loans, while the increase in the pooled allocations is the result of an increase in loan balances. Net charge-offs of $16,000 for the period offset the increase in the allowance. While there were increases to the allowance from December 31, 2005 to March 31, 2006, there is an overall decline in the total loan loss allowance since March 31, 2005. This is partially attributable to previous problem loans reaching resolution, some of which resulted in charge-offs in 2005. A portion of these charge-offs were previously provided for in the allowance, and the effect on specific allocations from the resolution of these loans and improvement in other loans has been larger than the effect of new or increased allocations on other problem loans.

For the three month period ended March 31, 2006, the allowance to total loans outstanding decreased to .96% compared to 1.27% for the three month period ended March 31, 2005 and was unchanged compared to the twelve months ended December 31, 2005.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

The following table sets forth, for the three month periods ended March 31, 2006 and March 31, 2005, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                 QUARTER ENDED MARCH 31, 2006   QUARTER ENDED MARCH 31, 2005
                                                 ----------------------------   ----------------------------
                                                  AVERAGE              YIELD/    AVERAGE              YIELD/
                                                  BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                                 --------   --------   ------   --------   --------   ------
                                                    (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
Interest Earning Assets:
   Investment securities                         $ 24,277    $  263     4.33%   $ 31,249    $  335     4.29%
   Interest-bearing deposits                        8,105        85     4.19%      5,917        32     2.16%
   FHLB & restricted stock                          3,012        35     4.65%      2,915        31     4.25%
   Loans (1)                                      164,682     2,997     7.28%    156,268     2,348     6.01%
                                                 --------    ------     ----    --------    ------     ----
      Total earning assets                        200,076     3,380     6.76%    196,349     2,746     5.59%
                                                 --------    ------     ----    --------    ------     ----
Interest and Non-Interest Bearing Liabilities:
   Savings accounts                                12,564        68     2.16%      8,500        25     1.18%
   Non-interest bearing demand accounts            23,463        --     0.00%                   --     0.00%
   NOW accounts                                    16,709        29     0.69%     15,809        25     0.63%
   Money market accounts                           34,757       293     3.37%     19,986        81     1.62%
   Certificates of deposit                         85,203       782     3.67%    106,661       783     2.94%
                                                 --------    ------     ----    --------    ------     ----
      Total interest bearing deposits             149,233     1,172     3.40%    150,956       914     2.58%
   Borrowings                                      22,753       291     5.12%     18,509       177     3.83%
                                                 --------    ------     ----    --------    ------     ----
      Total interest bearing liabilities         $171,986     1,463             $169,465     1,091
                                                 ========    ------             ========    ------
   Net interest income                                       $1,917                         $1,655
                                                             ======                         ======
   Interest-rate spread (2)                                             3.36%                          3.01%
                                                                        ----                           ----
   Net interest margin (3)                                              3.83%                          3.37%
                                                                        ----                           ----
   Ratio of average interest-bearing assets
      to average interest-bearing
      liabilities                                                       1.16                           1.16

(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the three month period ended March 31, 2006, the provision for loan losses was $68,000 compared to $52,500 for the three month period ended March 31, 2005. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Total non-interest income was $308,000 for the three-month period ended March 31, 2006 compared to $264,000 for the three month period ended March 31, 2005. Of this increase, $62,000 can be attributed to service charges and fees as the Banks raised their service charges on deposit accounts during the third quarter of 2005. There were also net increases in other income of $24,000. These increases were offset by a decrease of $24,000 in secondary market mortgage loan fees due to the rising interest rate environment. Another factor contributing to the decrease included net losses of $13,000 on the disposition of other real estate and other assets versus net gains of $5,000 during the period ended March 31, 2005.

Non-interest expenses totaled $1,788,000 for the three month period ended March 31, 2006, compared to $1,663,000 during the three month period ended March 31, 2005.

Changes in non-interest expenses consist of the following:

                                       THREE MONTHS ENDED
                                           MARCH 31,
                                    -----------------------   CHANGE FROM
                                       2006         2005          2005
                                    ----------   ----------   -----------
Salaries and employee benefits      $  977,147   $  835,872    $141,275
Occupancy                              197,324      188,521       8,803
Federal deposit insurance               14,666       16,242      (1,576)
Data Processing                        162,890      154,786       8,104
Advertising and promotion               51,622       40,536      11,086
Bank fees and charges                   26,366       25,823         543
Director Fees                           26,400       53,850     (27,450)
Professional Fees                      134,122       93,970      40,152
Stationery, supplies and printing       18,506       19,140        (634)
Core deposit intangible                 17,241       17,241          --
Merger costs                                --       69,335     (69,335)
Other Expenses                         161,231      147,638      13,593
                                    ----------   ----------    --------
                                    $1,787,515   $1,662,954    $124,561
                                    ==========   ==========    ========

Major fluctuations in non-interest expense include an increase in salaries and employee benefits of $141,000. This increase is primarily the reclassification of the director fees during the second quarter of 2005 of both the Chief Executive of the Company and the Chairman of the Board at Shelby County Bank to salaries. Advertising and promotion expenses have increased $11,000 from the three months ended March 31, 2005 to the three months ended March 31, 2006 due to an increase of $11,000 in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Professional fees have increased by $40,000 as the Banks have retained legal counsel to pursue litigation regarding past due loans and non accruing assets, these costs are associated with those efforts. Increases in non-interest expense were offset by $69,000 in merger costs for the period ended March 31, 2005 associated with the terminated merger with Heartland Bancshares, Inc. Additionally, director fees have decreased $27,000 for the period ended March 31, 2006 compared to the period ended March 31, 2005. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. Additionally as stated previously, compensation for the Chief Executive of the Company and the Chairman of the Board of Shelby County Bank has changed from directors fees to salaries during the second quarter ended June 30, 2005. Director's fees will be increasing in the future however, as there are current vacancies on the Boards of Directors of Shelby County Bank and the Paramount Bank.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets and a core capital ratio equal to 3.0% of total assets. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 2006, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of March 31, 2006:

                                                                  SHELBY COUNTY BANK
                                          ------------------------------------------------------------------
                                                                   MINIMUM FOR         FDICIA REGULATIONS
                                            ACTUAL CAPITAL      CAPITAL ADEQUACY    TO BE "WELL CAPITALIZED"
                                          ------------------   ------------------   ------------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO         AMOUNT    RATIO
                                          ----------   -----   ----------   -----       ---------   -----
Tangible capital ratio                   $11,518,000    8.9%   $1,940,000    1.5%      $6,466,000    5.0%
Core capital to average assets            11,518,000    8.9%    5,173,000    4.0%       6,466,000    5.0%
Tier 1 capital to risk weighted assets    11,518,000   11.6%    3,967,000    4.0%       5,950,000    6.0%
Total capital to risk weighted assets     12,325,000   12.4%    7,934,000    8.0%       9,917,000   10.0%

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount Bank as of March 31, 2006:

                                                                   PARAMOUNT BANK
                                         ------------------------------------------------------------------
                                                                  MINIMUM FOR         FDICIA REGULATIONS
                                           ACTUAL CAPITAL      CAPITAL ADEQUACY    TO BE "WELL CAPITALIZED"
                                         ------------------   ------------------   ------------------------
                                           AMOUNT     RATIO     AMOUNT     RATIO         AMOUNT    RATIO
                                         ----------   -----   ----------   -----       ---------   -----
Tangible capital ratio                   $6,644,000    8.6%   $1,154,000    1.5%      $3,846,000    5.0%
Core capital to average assets            6,644,000    8.6%    3,076,000    4.0%       3,846,000    5.0%
Tier 1 capital to risk weighted assets    6,644,000   10.3%    2,572,000    4.0%       3,859,000    6.0%
Total capital to risk weighted assets     7,448,000   11.6%    5,145,000    8.0%       6,431,000   10.0%

Liquidity measures the Banks' ability to meet their savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the three months ended March 31, 2006, Paramount Bank had high rate, long term certificates of deposit, which matured. Rather than match all of their competitor's rates, Paramount Bank replaced these certificates with alternative funding sources. Shelby County Bank has recently obtained deposits from many local governmental entities. These deposits are subject to significant volatility and Shelby County Bank must maintain alternative sources of funding, in order to satisfy large withdrawals. In an effort to reduce our borrowing costs and provide additional funds, the Company established a new Delaware trust subsidiary, Blue River Bancshares Trust I, which completed the sale of $7,000,000 of trust preferred securities on April 20, 2006 (See Note 7 to the Consolidated Financial Statements included herein). Six million dollars of the net proceeds from the offering were used by the Company to pay all amounts due under and terminated, its $6 million credit facility with Union Federal Bank of Indianapolis. The additional proceeds will be used for general corporate purposes. The Company does not anticipate the need for any additional external funding over the next twelve months.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or reasonably likely to affect, the Company's internal control over financial reporting.

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

                                        Blue River Bancshares, Inc.


Date: May 10, 2006                      By: /s/ Patrice M. Lima
                                            ------------------------------------
                                            Patrice M. Lima, Vice President,
                                            Controller
                                            (Principal Financial Officer & Chief
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                          Document Description
-----------                          --------------------
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