Form 10QSB
period 2006-06-30
BLUE RIVER BANCSHARES INC
filed 2006-08-10
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


              (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 2006

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
Yes  X     No
    ----      ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                Yes        No  X
                                                    ----      ----

As of August 10, 2006 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                                    Yes        No  X
                                                    ----      ----

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                  NUMBER

PART I.  FINANCIAL INFORMATION:

      Item 1.      Financial Statements:

                   Consolidated Balance Sheets (Unaudited)
                   as of June 30, 2006 and December 31, 2005                                         3

                   Consolidated Statements of Income and Comprehensive Income
                   (Unaudited) for the three months ended June 30, 2006 and 2005                     4

                   Consolidated Statements of Income and Comprehensive Income
                   (Unaudited) for the six months ended June 30, 2006 and 2005                       5

                   Consolidated Statements of Cash Flows (Unaudited) for the                         6
                   six months ended June 30, 2006 and 2005

                   Notes to Consolidated Financial Statements (Unaudited)                         7-11

      Item 2.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     12-24

      Item 3.      Controls and Procedures                                                          25


PART II.           OTHER INFORMATION:                                                               26

      Item 1.      Legal Proceedings

      Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

      Item 3.      Defaults upon Senior Securities

      Item 4.      Submission of Matters to a Vote of Security Holders                              26

      Item 5.      Other information

      Item 6.      Exhibits                                                                         26

SIGNATURE PAGE                                                                                      27

EXHIBIT INDEX                                                                                       28

PART 1   FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                                                                    JUNE 30,            DECEMBER 31,
ASSETS                                                                                2006                 2005

ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                                                      $   4,940,517         $   7,955,266
    Interest-bearing deposits                                                          717,601            12,221,600
                                                                                 -------------         -------------

           Total cash and cash equivalents                                           5,658,118            20,176,866

  Securities available for sale                                                     22,750,720            24,720,805
  Securities held to maturity                                                           14,589                16,019
  Loans receivable, net of allowance for loan losses of $1,726,246 and
   $1,575,511                                                                      171,878,534           162,416,186
  Stock in FHLB, at cost                                                             2,990,800             2,974,100
  Restricted stock, at cost                                                             37,500                37,500
  Deferred income taxes, net                                                         3,323,783             3,312,203
  Premises and equipment, net                                                        2,200,200             1,970,992
  Other real estate owned                                                              168,430               468,666
  Accrued interest receivable and other assets                                       1,838,110             1,678,703
  Core deposit intangible                                                              275,860               310,342
  Goodwill                                                                           3,159,051             3,159,051
                                                                                 -------------         -------------

TOTAL ASSETS                                                                     $ 214,295,695         $ 221,241,433
                                                                                 =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Interest bearing deposits                                                      $ 154,483,548         $ 154,367,308
  Non-interest bearing deposits                                                     20,955,777            24,391,830
  Fed funds purchased                                                                1,541,000                     -
  Advances from FHLB                                                                11,566,106            17,826,422
  Note payable                                                                               -             6,000,000
  Subordinated debt                                                                  7,217,000                     -
  Accrued interest and other liabilities                                             1,068,310             1,185,898
                                                                                 -------------         -------------

           Total liabilities                                                       196,831,741           203,771,458
                                                                                 -------------         -------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares
    authorized, none issued                                                                  -                     -
  Common stock, no par value, 15,000,000 shares authorized, 3,507,150
    shares issued and outstanding                                                   25,143,278            25,129,517
  Accumulated deficit                                                               (6,869,241)           (7,209,062)
  Accumulated other comprehensive (loss)                                              (810,083)             (450,480)
                                                                                 -------------         -------------

           Total shareholders' equity                                               17,463,954            17,469,975
                                                                                 -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 214,295,695         $ 221,241,433
                                                                                 =============         =============


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                                                                       2006                2005

INTEREST INCOME:
  Loans receivable                                                                 $ 3,261,374         $ 2,497,542
  Securities                                                                           262,561             319,332
  Interest-bearing deposits                                                             37,845              60,830
  Dividends from FHLB and other                                                         42,758              31,382
                                                                                   -----------         -----------
           Total interest income                                                     3,604,538           2,909,086
                                                                                   -----------         -----------
INTEREST EXPENSE:
  Interest expense on deposits                                                       1,324,225             978,911
  Interest expense on FHLB and other borrowings                                        270,335             224,773
                                                                                   -----------         -----------
           Total interest expense                                                    1,594,560           1,203,684
                                                                                   -----------         -----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                 2,009,978           1,705,402
PROVISION FOR LOAN LOSSES                                                              214,987              52,500
                                                                                   -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  1,794,991           1,652,902
                                                                                   -----------         -----------

NON-INTEREST INCOME:
  Service charges and fees                                                             150,001             118,422
  Secondary market mortgage fees                                                        67,182             146,391
  (Loss) on sale and impairment of other real estate owned and other assets            (83,295)            (76,156)
  Other                                                                                 76,167              58,103
                                                                                   -----------         -----------
           Total non-interest income                                                   210,055             246,760
                                                                                   -----------         -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                       959,268             944,151
  Premises and equipment                                                               205,619             200,839
  Federal deposit insurance                                                             12,882              13,162
  Data processing                                                                      175,477             155,280
  Advertising and promotion                                                             44,969              40,156
  Bank fees and charges                                                                 27,553              27,594
  Directors fees                                                                        27,600              28,750
  Professional fees                                                                    150,636             184,835
  Stationery, supplies and printing                                                     35,479              28,077
  Merger expense                                                                             -               3,836
  Core deposit intangible                                                               17,241              17,241
  Other                                                                                169,832             192,362
                                                                                   -----------         -----------
           Total non-interest expense                                                1,826,556           1,836,283
                                                                                   -----------         -----------

INCOME BEFORE INCOME TAX                                                               178,490              63,379
INCOME TAX EXPENSE                                                                      66,888                   -
                                                                                   -----------         -----------
NET INCOME                                                                         $   111,602         $    63,379
                                                                                   ===========         ===========
COMPREHENSIVE INCOME (LOSS)                                                        $  (105,451)        $   432,001
                                                                                   ===========         ===========
Basic and diluted earnings per share                                               $      0.03         $      0.02
                                                                                   ===========         ===========


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------

                                                                                       2006                2005

INTEREST INCOME:
  Loans receivable                                                                 $ 6,258,261         $ 4,845,384
  Securities                                                                           525,475             654,413
  Interest-bearing deposits                                                            122,861              93,222
  Dividends from FHLB and other                                                         78,155              62,500
                                                                                   -----------         -----------
           Total interest income                                                     6,984,752           5,655,519
                                                                                   -----------         -----------
INTEREST EXPENSE:
  Interest expense on deposits                                                       2,496,282           1,893,671
  Interest expense on FHLB and other borrowings                                        561,410             401,324
                                                                                   -----------         -----------
           Total interest expense                                                    3,057,692           2,294,995
                                                                                   -----------         -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                 3,927,060           3,360,524
PROVISION FOR LOAN LOSSES                                                              282,987             105,000
                                                                                   -----------         -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  3,644,073           3,255,524
                                                                                   -----------         -----------

NON-INTEREST INCOME:
  Service charges and fees                                                             313,112             219,448
  Secondary market mortgage fees                                                       167,321             271,719
  (Loss) on sale and impairment of other real estate owned and other assets            (96,053)            (69,280)
  Other                                                                                133,212              88,938
                                                                                   -----------         -----------
           Total non-interest income                                                   517,592             510,825
                                                                                   -----------         -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                     1,936,412           1,780,024
  Premises and equipment                                                               402,944             389,359
  Federal deposit insurance                                                             27,548              29,404
  Data processing                                                                      338,367             310,066
  Advertising and promotion                                                             96,592              80,690
  Bank fees and charges                                                                 53,918              53,417
  Directors fees                                                                        54,000              82,600
  Professional fees                                                                    284,759             278,805
  Stationery, supplies and printing                                                     63,775              55,467
  Merger expense                                                                             -              73,171
  Core deposit intangible                                                               34,482              34,482
  Other                                                                                321,273             331,751
                                                                                   -----------         -----------
           Total non-interest expense                                                3,614,070           3,499,236
                                                                                   -----------         -----------

INCOME BEFORE INCOME TAX                                                               547,595             267,113
INCOME TAX EXPENSE                                                                     207,774                   -
                                                                                   -----------         -----------
NET INCOME                                                                         $   339,821         $   267,113
                                                                                   ===========         ===========
COMPREHENSIVE INCOME (LOSS)                                                        $   (19,785)        $   286,709
                                                                                   ===========         ===========
Basic and diluted earnings per share                                               $      0.10         $      0.08
                                                                                   ===========         ===========


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                                                                        2006                 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $    339,821         $    267,113
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and purchase accounting amortization                                    289,931               77,897
    Net amortization (accretion) of securities                                            18,559               19,932
    Provision for loan losses                                                            282,987              105,000
    FHLB stock dividends                                                                 (16,700)             (62,500)
    Loss on sale and impairment of other real estate owned and other assets               96,053               69,280
    Stock compensation expense                                                            13,761                    -
  Changes in assets and liabilities:
    Accrued interest receivable                                                          (51,419)              91,581
    Other assets                                                                          16,490             (512,698)
    Accrued interest payable and other liabilities                                      (117,589)             109,122
                                                                                    ------------         ------------
           Net cash from operating activities                                            871,894              164,727
                                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan funded, net of collections                                                     (9,932,394)           1,761,745
  Maturities and paydowns of securities available for sale                             1,372,571            2,843,983
  Maturities and paydowns of securities held to maturity                                   1,430                1,138
  Purchase of premises and equipment                                                    (361,081)             (62,335)
  Proceeds from sale of premises and equipment                                             3,047                    -
  Proceeds from sale of real estate owned                                                298,970              398,713
                                                                                    ------------         ------------
           Net cash from investing activities                                         (8,617,457)           4,943,244
                                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net of offering costs of $8,145                             -              496,855
  Proceeds from note payable                                                                   -            2,000,000
  Repayment of note payable                                                           (6,000,000)                   -
  Proceeds from subordinated debt                                                      7,217,000                    -
  Net change in fed funds purchased                                                    1,541,000             (427,000)
  Net change in short term FHLB advances                                              (6,251,550)           2,346,856
  Net increase (decrease) in deposits                                                 (3,279,635)            (256,728)
                                                                                    ------------         ------------
           Net cash from financing activities                                         (6,773,185)           4,159,983
                                                                                    ------------         ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      (14,518,748)           9,267,954

CASH AND EQUIVALENTS, Beginning of period                                             20,176,866            5,115,008
                                                                                    ------------         ------------

CASH AND EQUIVALENTS, End of period                                                 $  5,658,118         $ 14,382,962
                                                                                    ============         ============


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005
--------------------------------------------------------------------------------


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

      The accompanying consolidated interim financial statements at June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:



                                                               FOR THE THREE MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                 2006             2005
Basic earnings per share:
 Weighted average common shares                                3,507,150        3,468,304
                                                               =========        =========
Diluted earnings per share:
 Weighted average common shares
                                                               3,507,150        3,468,304
 Dilutive effect of stock options                                  8,976              681
                                                               ---------        ---------
 Weighted average common shares and incremental shares         3,516,126        3,468,985
                                                               =========        =========

                                                                          FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         --------------------------
                                                                            2006             2005
Basic earnings per share:
 Weighted average common shares                                          3,507,150        3,437,399

Diluted earnings per share:
 Weighted average common shares                                          3,507,150        3,437,399
 Dilutive effect of stock options                                            5,849              891
                                                                          --------        ---------
 Weighted average common shares and incremental shares                   3,512,999        3,438,290
                                                                         =========        =========


      For the three and six months ended June 30, 2006, 89,450 and 112,950 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive. For the three and six months ended June 30, 2005, 163,850 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

4.    STOCK BASED COMPENSATION

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment." The Company elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Prior to 2006, stock-based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                             FOR THE THREE MONTHS
                                                                      ENDED
                                                                  JUNE 30, 2005
Net income:
  Net income as reported                                         $    63,379
    Deduct total stock based employee compensation
      expense determined under fair value based method for
      all awards, net of related tax effects and reversals
      of prior period expense due to forfeitures
                                                                      (4,265)
                                                                 -----------
  Pro forma, net income                                          $    59,114
                                                                 ===========
Net earnings per share:
  Basic earnings per share                                       $      0.02
  Diluted earnings per share                                     $      0.02

Pro forma earnings per share:
  Basic earnings per share                                       $      0.02
  Diluted earnings per share                                     $      0.02

                                                               FOR THE SIX MONTHS
                                                                      ENDED
                                                                  JUNE 30, 2005
Net income:
  Net income as reported                                          $   267,113
    Deduct total stock based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects and
      reversals of prior period expense due to forfeitures
                                                                       19,441
                                                                  -----------
  Pro forma, net income                                           $   286,554
                                                                  ===========
Net earnings per share:
  Basic earnings per share                                        $      0.08
  Diluted earnings per share                                      $      0.08

Pro forma earnings per share:
  Basic earnings per share                                        $      0.08
  Diluted earnings per share                                      $      0.08


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

      As of June 30, 2006, the Company expensed approximately $14,000 pre-tax in stock based employee compensation and anticipates an additional compensation expense of $14,000 during 2006. During the three months ended June 30, 2006 the Company expensed approximately $7,000 pre-tax in stock based employee compensation.

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


6.    PRIVATE PLACEMENT

      On April 26, 2005, the Board of Directors of the Company approved the offer and sale of up to $600,000 worth of its common stock to certain accredited investors, including, without limitation, the officers and directors of the Company in a private placement under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. On April 29, 2005, the price of $5.00 per share was determined by the Executive Committee of the Board of Directors of the Company. Subsequently, the Company sold 101,000 shares of common stock at a price of $5.00 per share, or $505,000 in gross proceeds. Offerings costs as of June 30, 2006 were $10,645. The private placement closed on May 6, 2005.

7.    SUBORDINATED DEBENTURES

      The Company established a new Delaware trust subsidiary, Blue River Bancshares Trust I, which completed the sale of $7 million of trust preferred securities on April 20, 2006. Blue River Bancshares Trust I issued the trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.55%. The trust preferred securities mature in 30 years and may be called without penalty on or after June 30, 2011. Blue River Bancshares Trust I simultaneously issued 217 of the trust's common securities to the Company for a purchase price of $217,000, which, together with the trust preferred securities, constitutes all of the issued and outstanding securities of the trust. Blue River Bancshares Trust I used the proceeds from the sale of the trust preferred securities to purchase the Company's unsecured junior subordinated deferrable interest notes due June 30, 2036 (the "Debenture"). The net proceeds from the offering were used by the Company to pay all amounts due under and terminated, its $6 million credit facility with Union Federal Bank of Indianapolis, under the Credit Agreement dated as of November 19, 2003, as amended December 30, 2004 by the First Amendment to Credit Agreement, June 30, 2005 by the Second Amendment to Credit Agreement and June 30, 2005 by the Third Amendment to Credit Agreement. The obligations evidenced by the Credit Agreement were scheduled to mature on June 30, 2008. In conjunction with the termination of the Credit Agreement, all collateral securing the obligations under the Credit Agreement, including the capital stock of Shelby County Bank and Paramount Bank was released. The additional proceeds will be used for general corporate purposes.

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

8.    NEW ACCOUNTING PRONOUNCEMENTS BUT NOT YET EFFECTIVE

      In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN" 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 requires that realization of an uncertain income tax position be "more likely than not" before it can be recognized in the financial statements. Further, FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the impact this interpretation may have on its financial statements.


9.    SUBSEQUENT EVENTS

      On July 25, 2006 a quarterly dividend of $.015 per share was declared by the Board of Directors, payable September 1, 2006, to the shareholders of record as of August 15, 2006.

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

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Paramount Bank. Shelby County Bank and Paramount Bank are collectively referred to as the "Banks". The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. At June 30, 2006, the Company maintains $7,217,000 of Subordinated Debentures. On April 20, 2006, the Company paid off its $6,000,000 loan in its entirety to a commercial bank with the proceeds of the Subordinated Debentures (see Note 7 to the Consolidated Financial Statements included herein).

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

The Company's critical accounting policies include the following:

An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. Specific allocations are established based upon review of individual borrowers identified in the classified loan list, establishing the probable incurred losses associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pools of loans, excluding those classified or delinquent are analyzed for the general loan loss allowance. Management evaluates this general allowance using loan loss statistics by various types of loans, including statistics published periodically by the OTS and FDIC, the Banks' historical losses and recommendations by the Chief Credit Officer. Appropriate loss percentages are applied to the Banks' distribution of portfolio balances since management believes this will be representative of losses inherent in the portfolio. The calculated allocations are compared to the Banks' existing allocations to establish the provision necessary to bring the actual allowance balance in compliance with the findings of the allowance analysis.

A valuation allowance reduces deferred tax assets to the amount management believes is more likely than not to be realized. In evaluating the realization of deferred tax assets, management considers the likelihood that sufficient taxable income of appropriate character will be generated within carry forward periods, including consideration of available tax planning strategies. In the past, the Company maintained a valuation allowance against a portion of its deferred tax asset, however in the fourth quarter of 2005, management concluded that the remaining valuation allowance on the deferred tax assets was no longer necessary given the Company's sustained income and growth through the year and projected net income in the future. A net tax benefit of $430,000 was recognized on December 31, 2005 as a result of the reversal of the tax valuation allowance.


MANAGEMENT OVERVIEW

OVERVIEW OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

On a consolidated basis, the Company's total assets as of June 30, 2006 were $214,296,000 compared to total assets of $221,241,000 at December 31, 2005. As of June 30, 2006, gross loans were $173,605,000 compared to gross loans of $163,992,000 at December 31, 2005. Deposits were $175,439,000 at June 30, 2006 compared to $178,759,000 at December 31, 2005. Total capital was $17,464,000 at June 30, 2006 compared to $17,470,000 at December 31, 2005. Outstanding shares of common stock were 3,507,150 as of June 30, 2006 and December 31, 2005. The book value per share was $4.98 at June 30, 2006 and at December 31, 2005.

The Company benefited from the past increases in the prime lending rate. However, the Banks have reduced their asset sensitivity. As a result, the Company would no longer gain as much benefit if the prime lending rate would increase as in the past. With the issuance of the subordinated debentures in April 2006 (see Note 7 to the Consolidated Financial Statements included herein), the Company fully retired $6,000,000 of bank debt with the remaining balance of the proceeds of the issuance to be used for general corporate purposes. The initial interest rate on the subordinated debt is 6.63%, which will float for five years with 3 month LIBOR plus a margin of 155 basis points. The interest rate on the retired bank debt was equal to the prime interest rate plus a margin, which varied, but was recently prime plus 50 basis points. The Company continues to focus on maintaining its momentum of growing quality loans and improving net interest income. During 2006, the Company believes increasing loan balances will continue to increase net interest income, without reducing credit quality. The Company continues to focus on achieving a 10 - 12% pretax return on shareholders' equity during 2006 or 2007, by concentrating on the growth of quality loans, and lowering net non interest expense.

Management believes it can continue to improve return on equity by following this strategy and prudently managing non interest expenses. The Banks are strategically maintaining their "well capitalized" status while continuing to concentrate on improving net interest income and overall profitability, without taking undue interest rate risk. Management and staff at both Shelby County Bank and Paramount Bank will continue to work diligently at implementing loan growth plans and strategies; emphasizing the benefits of gathering non-certificate depository funding as means of decreasing the Banks' overall funding costs; improving levels of fee income derived from depository relationships and encouraging a stronger relationship with their customer base. The issuance of the subordinated debt will allow additional liquidity at the holding company level, and together with improved profitability, the Company has subsequently announced the commencement of a dividend payment to its shareholders. In July 2006, a quarterly dividend of $.015 per share was declared by the Board of Directors, payable on September 1, 2006 to the shareholders of record as of August 15, 2006. The Company will continue to review the possibility of future dividend payments to its shareholders during the remainder of 2006 and in the year 2007.

OVERVIEW OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

For the three months ended June 30, 2006, the Company's net income was $112,000. This compares to a net income of $63,000 for the same period of 2005. The 2005 results had no federal or state income tax expense and the 2006 results included federal and state tax expense of $67,000. The Company had an increase in pretax income of 182% for the quarter ended June 30, 2006 compared to the three month period ended June 30, 2005. Basic and fully diluted earnings per share were $0.03 for the quarter ended June 30, 2006 compared to $0.02 per share for the quarter ended June 30, 2005. Weighted average outstanding shares (basic) for the second quarter of 2006 were 3,507,150 and 3,507,150 for the second quarter of 2005.

For the six months ended June 30, 2006, the Company's net income was $340,000. This compares to a net income of $267,000 for the same period of 2005. The 2005 results had no federal or state income tax expense and the 2006 results included federal and state tax expense of $208,000. The Company had an increase in pretax income of 105% for the six months ended June 30, 2006 compared to the six month period ended June 30, 2005. Basic and fully diluted earnings per share were $0.10 for the six months ended June 30, 2006 compared to $0.08 per share for the six months ended June 30, 2005. Weighted average outstanding shares (basic) for the first six months of 2006 were 3,507,150 and 3,507,150 for the first six months of 2005.

The income tax provision for the three and six months ended June 30, 2006 was $67,000 and $208,000 respectively with effective rates of 37.5% and 38% respectively compared to no income tax expense for the three and sixth months ended June 30, 2005. Prior year's changes in the valuation allowance offset tax expense; however with last year's decision to reverse the valuation allowance on the Company's deferred tax asset, the Company has now recognized tax expense against current earnings.


FINANCIAL CONDITION

The Company's total assets at June 30, 2006 were $214,296,000, a decrease of $6,946,000 from December 31, 2005. This decrease is primarily the result of a decrease in cash equivalents and was the result of a decrease in deposits offset by an increase in loans. Cash and cash equivalents declined $14,519,000 to $5,658,000 at June 30 2006 compared to $20,177,000 at year-end 2005. Securities available-for-sale and held-to-maturity decreased $1,972,000 to $22,765,000 at June 30, 2006 compared to $24,737,000 at year-end 2005. Loans, net of the allowance for loan losses increased $9,463,000 to $171,879,000 at June 30, 2006 compared to $162,416,000 at December 31, 2005. Other real estate owned declined $300,000 to $168,000 at June 30, 2005 compared to $468,000 at year-end 2005.
Total deposits at June 30, 2006 decreased $3,320,000 to $175,439,000 compared to $178,759,000 in total deposits at December 31, 2005. This decrease is primarily the result of a decrease of one large deposit account at Paramount Bank which has significant volatility in the amount of overnight deposits maintained. Demand accounts decreased $3,436,000 while NOW, savings, money market and certificates of deposits increased modestly. FHLB advances and fed funds purchased decreased $4,719,000 to $13,107,000 at June 30, 2006 compared to $17,826,000 at December 31, 2005. With the issuance of the subordinated debentures in April 2006 of $7,217,000 (see Note 7 to the Consolidated Financial Statements included herein), the Company fully retired $6,000,000 of bank debt. Shareholders' equity at June 30, 2006 was $17,464,000, a decrease of $6,000 compared to $17,470,000 at December 31, 2005. The change in equity resulted from net income of $340,000, stock compensation expense of $14,000 and a decrease of $360,000 from a temporary decline in the fair value of the Company's available-for-sale investment portfolio.

LOANS:

The following comparative table shows loans receivable by major categories at June 30, 2006 and December 31, 2005:

LOANS RECEIVABLE

                                                     JUNE 30,            DECEMBER 31,
                                                       2006                  2005
Real Estate Mortgage Loans:
   One-to-four family                             $  50,027,040         $  47,751,168
   Non Residential                                   43,030,877            39,440,479
   Home equity loans                                 36,511,187            35,027,100
Consumer loans                                        9,534,525            11,323,347
Commercial loans, including participations           34,501,151            30,449,603
                                                  -------------         -------------
Total gross loans                                   173,604,780           163,991,697
   Less allowance for loan losses                    (1,726,246)           (1,575,511)
                                                  -------------         -------------
Total loans receivable, net                       $ 171,878,534         $ 162,416,186
                                                  =============         =============


NON-PERFORMING LOANS:

The following table is an analysis of the Company's non-performing loans at June 30, 2006 and December 31, 2005.

NON-PERFORMING LOANS

                                                       JUNE 30,         DECEMBER 31,
                                                         2006               2005
Non-performing loans consist of the following:
  Non-accrual loans                                   $2,088,876         $1,402,768
  Ninety (90) days past due                            1,763,156          1,265,281
                                                      ----------         ----------

Total non-performing loans                            $3,852,032         $2,668,049
                                                      ==========         ==========

Non-performing loans to total loans                         2.22%              1.63%


Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At June 30, 2006, the Banks reported approximately $2,089,000 of non-accrual loans and $1,763,000 in loans ninety days or more past due. This is an increase in non-accrual loans of $686,000 from December 31, 2005 and an increase in past due loans of $498,000 from December 31, 2005. The increase in non-accrual loans was primarily the result of an addition of $822,000 in new non-accrual loans and the reclassification of $293,000 in ninety day past due loans to non-accrual status, offset by $429,000 in charge-offs and repayments. The primary reason for the increase in past due loans ninety days or more was the result of the $293,000 shift that occurred between the ninety day past due loans and non-accrual loans, $215,000 in other loans that were removed from ninety days past due as a result of renewals and payoffs, and the addition of $1,006,000 of loans in this category. The majority of this increase represents one loan in the amount of $735,000 at Shelby County Bank. The Bank expects this loan to be paid in full by the end of 2006. There was an increase in the non-performing loans to total gross loans from 1.63% at December 31, 2005 to 2.22% at June 30, 2006. The Banks maintain an allowance for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                       --------------------------------
                                                                           2006                 2005
Balance, beginning of period                                           $ 1,575,511          $ 1,919,193
Add:
  Provision for loan losses                                                282,987              105,000
  Recoveries of loans previously charged off                                10,873               26,449
  Less gross charge-offs:
    Residential real estate loans                                                -              (17,773)
    Consumer/commercial loans                                             (143,125)            (264,420)
                                                                       -----------          -----------

Balance, end of period                                                 $ 1,726,246          $ 1,768,449
                                                                       ===========          ===========

Net charge-offs to total average loans outstanding (annualized)               0.16%                0.32%
Allowance to total average loans outstanding                                  1.03%                1.11%



The allowance for loan losses at June 30, 2006 was $1,726,000, an increase of $150,000 from December 31, 2005 and a decrease of $42,000 since June 30, 2005. The Company's provision for loan losses for the six months ending June 30, 2006 was $283,000 and its net charge-offs were approximately $132,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. The Company reviews impaired and watch list loans on a case-by-case basis to allocate a specific dollar amount of allocations based on available repayment sources and collateral, whereas all other loans are allocated based on assigned allocation percentages evaluated by loan pools. Allowance percentages for loan pools are based on the Company's loss history, adjusted for trends and environmental factors. The loan pools utilized by the Company are construction, residential real estate, commercial, commercial real estate, home equity, and consumer.

Specific allocations are established based upon review of individual borrowers identified in the classified loan list, establishing the probability of loss associated with such borrowers, including comparison of loan balances versus estimated liquidation values of collateral based upon independent information sources or appraisals performed by board-approved licensed appraisers. The remaining pool of loans, excluding those classified or delinquent is the source for the general loan loss allowance. Management evaluates this general allowance using loan loss statistics by various types of loans, as published periodically by the OTS, FDIC, the Banks' historical losses or by the Chief Credit Officer's recommendations and by multiplying such loss percentages to the Banks' distribution of portfolio balances since management believes this will be representative of losses inherent in the portfolio. The calculated allocations are compared to the Banks' existing allocations to establish the provision necessary to bring the actual allowance balance in compliance with the findings of the allowance analysis performed by management. The decrease in the allowance since June 30, 2005 was the result of a decline in general allocations on other loan pools due to improving trends and the Bank's improved historical losses, including consideration of the composition of loss history by pool.

The Company experienced a period of extremely high losses in the past, largely focused in 2001. Since that period, loss experience has improved, and the impact of this high loss history has gradually reduced the allowance calculation by increasing subsequent periods of lower loss experience. During 2005, and the six months ending June 30, 2006, specific allocations were considered adequate based on the individual analysis of all impaired and watch list loans. The increase in non-performing loans since December 31, 2005, primarily in non-accruing loans, was considered in developing the specific allocations to the provision during the period ended June 30, 2006.

Since December 31 2005, the Company's allowance for loan losses and related provision expense increased because allocations for both specific loans and loan pools increased. Specific allocations totaled $996,000 at June 30, 2006 compared to $853,000 at December 31, 2005, and pooled allocations were $543,000 at June 30, 2006 compared to $492,000 at December 31, 2005. The increase in the specific allocations is attributable to an increase in the total watch listed loans, while the increase in the pooled allocations is the result of an increase in loan balances. Net charge-offs of $132,000 for the period partially offset the increase in the allowance. While there were increases to the allowance from December 31, 2005 to June 30, 2006, there is an overall decline in the total loan loss allowance since June 30, 2005. This is partially attributable to previous problem loans reaching resolution, some of which resulted in charge-offs in 2005. A portion of these charge-offs were previously provided for in the allowance, and the effect on specific allocations from the resolution of these loans and improvement in other loans has been larger than the effect of new or increased allocations on other problem loans.

For the six month period ended June 30, 2006, the allowance to total average loans outstanding decreased to 1.03% compared to 1.11% for the six month period ended June 30, 2005 and increased four basis points compared to .99% for the twelve months ended December 31, 2005.

RESULTS OF OPERATIONS:  Three Months Ended June 30, 2006 and June 30, 2005

Net interest income before the provision for loan losses for the three months ended June 30, 2006 increased approximately 17.9% from the period ended June 30, 2005. This increase can be attributed to a rising interest rate environment with the prime lending rate increasing from 6.25% to 8.25%. The Banks have benefited from past increases in the prime lending rate, however they will not benefit as much in the future if the prime lending rate would increase, as the Banks have reduced asset sensitivity. Another factor contributing to the increase was increased loan growth at both Banks.

The following table sets forth, for the three month periods ended June 30, 2006 and June 30, 2005, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.


                                                     Three Months Ended June 30, 2006    Three Months Ended June 30, 2005
                                                     --------------------------------    --------------------------------
                                                      Average                  Yield/     Average                 Yield/
                                                      Balance       Interest   Rate      Balance    Interest      Rate
                                                          (Dollars in thousands)              (Dollars in thousands)
Interest Earning Assets:
  Investment securities                              $ 23,482      $    263    4.48%     $ 29,747   $    319      4.29%
  Interest-bearing deposits                             3,353            38    4.53%        8,661         61      2.82%
  FHLB & restricted  stock                              3,020            43    5.70%        2,947         31      4.21%
  Loans (1)                                           170,228         3,261    7.66%      157,072      2,498      6.36%
                                                     --------      --------    ----      --------   --------      ----
           Total earning assets                       200,083         3,605    7.20%      198,427      2,909      5.86%
                                                     --------      --------    ----      --------   --------      ----
Interest and Non-Interest Bearing Liabilities:
  Savings accounts                                     12,116            68    2.24%        9,432         32      1.36%
  Non-interest bearing demand accounts                 22,323            --    0.00%       25,223         --      0.00%
  NOW accounts                                         17,171            30    0.70%       16,545         27      0.65%
  Money market accounts                                35,709           348    3.90%       18,221         93      2.04%
  Certificates of deposit                              86,086           879    4.08%      101,315        827      3.27%
                                                     --------      --------    ----      --------   --------      ----
           Total interest bearing deposits            151,082         1,325    3.51%      145,513        979      2.69%
  Borrowings                                           21,379           270    5.05%       23,131        225      3.89%
                                                     --------      --------    ----      --------   --------      ----
           Total interest bearing liabilities        $172,461         1,595              $168,644      1,204
                                                     ========      --------              ========   --------
  Net interest income                                              $  2,010                         $  1,705
                                                                   ========                         ========
  Interest-rate spread (2)                                                     3.50%                              3.00%
                                                                               ----                               ----
  Net interest margin (3)                                                      4.01%                              3.44%
                                                                               ----                               ----
                                                                               1.16

  Ratio of average interest-bearing assets to
     average interest-bearing liabilities                                                                         1.18

(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the three month period ended June 30, 2006, the provision for loan losses was $215,000 compared to $52,500 for the three month period ended June 30, 2005. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Overall non-interest income decreased 14.9% for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005. Total non-interest income was $210,000 for the three month period ended June 30, 2006 compared to $247,000 for the three month period ended June 30, 2005. Primarily there was a decrease of $79,000 or 54% in secondary market mortgage loan fees due to the rising interest rate environment. Another factor contributing to the decrease included net losses of $83,000 on the disposition and impairment of other assets and other real estate versus net losses of $76,000 of other real estate and other assets during the period ended June 30, 2005 for a net decrease of $7,000 in this category. Primarily $79,000 of the net losses of $83,000 on other assets during the three month period ended June 30, 2006 was related to the liquidation and total write off of "The Bank's Insurance Agency", a bank insurance company in which the Company had invested. This three year old joint venture sold various insurance products and was formed by several Indiana community banks. These decreases were offset by an increase of $31,000 in service charges and fees as the Banks raised their service charges on deposit accounts during the third quarter of 2005. There were also net increases in other income of $18,000.

Non-interest expenses totaled $1,827,000 for the three month period ended June 30, 2006, compared to $1,836,000 during the three month period ended June 30, 2005. Overall non-interest expense decreased less than 1.0% for the three months ended June 30, 2006 compared to the same period of 2005.

Changes in non-interest expenses consist of the following:


                                            Three Months Ended       Change from
                                                 June 30,                2005
                                        -----------------------------------------
                                           2006            2005
Salaries and employee benefits              959,268    $   944,151   $    15,117
Occupancy                                   205,619        200,839         4,780
Federal deposit insurance                    12,882         13,162          (280)
Data Processing                             175,477        155,280        20,197
Advertising and promotion                    44,969         40,156         4,813
Bank fees and charges                        27,553         27,594           (41)
Director Fees                                27,600         28,750        (1,150)
Professional Fees                           150,636        184,835       (34,199)
Stationery, supplies and printing            35,479         28,077         7,402
Core deposit intangible                      17,241         17,241          --
Merger costs                                   --            3,836        (3,836)
Other Expenses                              169,832        192,362       (22,530)
                                        -----------    -----------   -----------
                                        $ 1,826,556    $ 1,836,283   $    (9,727)
                                        ===========    ===========   ===========


Major fluctuations in non-interest expense from the three months ended June 30, 2005 to the three months ended June 30, 2006 include an increase in data processing charges of $20,000 due to increases in deposit and loan volumes and the related servicing of those products. Advertising and promotion expenses have increased $5,000 due to an increase in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Stationary, supplies and printing expenses increased $7,000 due to additional printing costs related to customer privacy information. Increases in non-interest expense were offset by a decrease of $34,000 in professional fees. As a result of a significant decrease in other real estate owned from the three month period ended June 30, 2005 to the three month period ended June 30, 2006, professional expenses decreased as these expenses were primarily related to the costs to pursue litigation and manage these properties. The Company reduced this non-earning asset category by $872,000 since the second quarter of 2005. Other non-interest expenses were also reduced by $23,000 primarily the result of a reduction in collection expenses associated with other real estate owned.

RESULTS OF OPERATIONS:  Six Months Ended June 30, 2006 and June 30, 2005

Net interest income before the provision for loan losses for six months ended June 30, 2006 increased approximately 16.9% from the period ended June 30, 2005. This increase can be attributed to a rising interest rate environment with the prime lending rate increasing from 6.25% to 8.25%. The Banks have benefited from past increases in the prime lending rate, however they will not benefit as much in the future if the prime lending rate would increase, as the Banks have reduced asset sensitivity. Another factor contributing to the increase was increased loan growth at both Banks.

The following table sets forth, for the six month periods ended June 30, 2006 and June 30, 2005, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.




                                                       Six Months Ended June 30, 2006          Six Months Ended June 30, 2005
                                                  ---------------------------------------   ------------------------------------
                                                    Average                       Yield/     Average                      Yield/
                                                    Balance       Interest         Rate      Balance      Interest         Rate
                                                            (Dollars in thousands)                (Dollars in thousands)
Interest Earning Assets:
  Investment securities                              23,877           526         4.41%       30,494          655          4.30%
  Interest-bearing deposits                           5,720           123         4.30%        7,296           93          2.55%
  FHLB & restricted  stock                            3,016            78         5.17%        2,931           63          4.30%
  Loans (1)                                         167,574         6,258         7.47%      156,658        4,845          6.19%
                                                   --------      --------      -------      --------     --------      --------
            Total earning assets                    200,187         6,985         6.98%      197,379        5,656          5.73%
                                                   --------      --------      -------      --------     --------      --------
Interest and Non-Interest Bearing Liabilities:
  Savings accounts                                   12,339           136         2.20%        8,938           57          1.28%
  Non-interest bearing demand accounts               22,829            --         0.00%           --           --          0.00%
  NOW accounts                                       16,941            59         0.70%       16,180           52          0.64%
  Money market accounts                              35,234           641         3.64%       19,091          174          1.82%
  Certificates of deposit                            78,994         1,660         4.20%      103,476        1,611          3.11%
                                                   --------      --------      -------      --------     --------      --------

           Total interest bearing deposits
                                                    143,508         2,496         3.48%      147,685        1,894          2.56%
  Borrowings                                         22,052           562         5.10%       20,827          401          3.85%
                                                   --------      --------      -------      --------     --------      --------

           Total interest bearing liabilities      $165,560         3,058                   $168,512        2,295
                                                   ========      --------                   ========     --------
  Net interest income                                            $  3,927                                $  3,361
                                                                 ========                                ========

  Interest-rate spread (2)                                                        3.29%                                    3.01%
                                                                               -------                                 --------
  Net interest margin (3)                                                         3.92                                     3.41%
                                                                               -------                                 --------

  Ratio of average interest-bearing assets to
     average interest-bearing liabilities                                         1.21                                     1.17


(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the six month period ended June 30, 2006, the provision for loan losses was $283,000 compared to $105,000 for the six month period ended June 30, 2005. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Overall non-interest income increased slightly for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005. Total non-interest income was $518,000 for the six month period ended June 30, 2006 compared to $511,000 for the six month period ended June 30, 2005. Primarily there was an increase of $94,000 or 43% in service charges and other fees, as the Banks increased their fee structures during the third quarter of 2005 on deposit accounts. There were also net increases in other income of $44,000. Offsetting these increases there was a decrease in secondary market mortgage fees of $104,000 or 38% due to the rising interest rate environment. Another factor contributing to the decrease included net losses of $96,000 or a 39% increase in the disposition and impairment of other assets and other real estate versus net losses of $69,000 of other real estate and other assets during the six month period ended June 30, 2005. Primarily $79,000 of the net losses of $96,000 on other assets during the six month period ended June 30, 2006 was related to the liquidation and total write off of "The Bank's Insurance Agency", a bank insurance company in which the Company had invested. This three year old joint venture sold various insurance products and was formed by several Indiana community banks.

Overall non-interest expense increased by approximately 3% for the six months ended June 30, 2006 compared to the same period of 2005. Non-interest expenses totaled $3,614,000 for the six month period ended June 30, 2006, compared to $3,499,000 during the six month period ended June 30, 2005.


Changes in non-interest expenses consist of the following:



                                               SIX MONTHS ENDED                CHANGE FROM
                                                    JUNE 30,                       2005
                                         -------------------------------------------------
                                             2006               2005
Salaries and employee benefits           $ 1,936,412        $ 1,780,024        $   156,388
Occupancy                                    402,944            389,359             13,585
Federal deposit insurance                     27,548             29,404             (1,856)
Data Processing                              338,367            310,066             28,301
Advertising and promotion                     96,592             80,690             15,902
Bank fees and charges                         53,918             53,417                501
Director Fees                                 54,000             82,600            (28,600)
Professional Fees                            284,759            278,805              5,954
Stationery, supplies and printing             63,775             55,467              8,308
Core deposit intangible                       34,482             34,482                  -
Merger costs                                       -             73,171            (73,171)
Other Expenses                               321,273            331,751            (10,478)
                                         -----------        -----------        -----------
                                         $ 3,614,070        $ 3,499,236        $   114,834
                                         ===========        ===========        ===========

Major fluctuations in non-interest expense include an increase in salaries and employee benefits of $156,000. This increase is primarily the reclassification of the director fees during the second quarter of 2005 of both the Chief Executive of the Company and the Chairman of the Board at Shelby County Bank to salaries. Advertising and promotion expenses have increased $16,000 from the six months ended June 30, 2005 to the six months ended June 30, 2006 due to an increase of $15,000 in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Increases in data processing charges of $28,000 were due to volume increases in loans and deposits and the related servicing of those products. Occupancy increased $14,000 due to additional depreciation expense pertaining to a new computer system implemented at Shelby County Bank. A major offset to the increases in non-interest expense was the absence of merger related costs of $73,000 relating to the terminated merger with Heartland Bancshares, Inc., as the majority of this expense category occurred during the first quarter of 2005. Additionally, director fees have decreased $29,000 for the period ended June 30, 2006 compared to the period ended June 30, 2005. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. As stated previously, compensation for the Chief Executive of the Company and the Chairman of the Board of Shelby County Bank changed from directors fees to salaries during the second quarter ended June 30, 2005.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets, a core capital ratio equal to
4.0 %, and 3.0% for banks with a composite rating of "1" and total risk-based capital of 8%. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 2006, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of June 30, 2006:

                                                                             SHELBY COUNTY BANK
                                             -----------------------------------------------------------------------------------
                                                  ACTUAL CAPITAL        MINIMUM FOR CAPITAL ADEQUACY       FDICIA REGULATIONS
                                             -----------------------    ----------------------------   -------------------------
                                                                                                        TO BE "WELL CAPITALIZED"
                                                                                                       -------------------------
                                                AMOUNT         RATIO          AMOUNT        RATIO          AMOUNT         RATIO
Tangible capital ratio                       $11,812,000        9.0%        $1,969,000       1.5%       $ 6,562,000         N/A
Core capital to average assets                11,812,000        9.0%         5,250,000       4.0%         6,562,000        5.0%
Tier 1 capital to risk weighted assets        11,812,000       11.8%         4,002,000        N/A         6,002,000        6.0%
Total capital to risk weighted assets         12,613,000       12.6%         8,003,000       8.0%        10,004,000       10.0%

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount Bank as of June 30, 2006:




                                                                               PARAMOUNT BANK
                                             -----------------------------------------------------------------------------------
                                                ACTUAL CAPITAL           MINIMUM FOR CAPITAL ADEQUACY      FDICIA REGULATIONS
                                             ------------------------    -------------------------------------------------------
                                                                                                        TO BE "WELL CAPITALIZED"
                                                                                                        ------------------------
                                                 AMOUNT       RATIO          AMOUNT        RATIO            AMOUNT       RATIO

Tangible capital ratio                        $ 6,702,000      8.6%       $ 1,169,000          1.5%      $ 3,896,000      N/A
Core capital to average assets                  6,702,000      8.6%         3,117,000          4.0%        3,896,000      5.0%
Tier 1 capital to risk weighted assets          6,705,000     10.2%         2,635,000          N/A         3,952,000      6.0%
Total capital to risk weighted assets           7,526,000     11.4%         5,270,000          8.0%        6,587,000     10.0%


Liquidity measures the Banks' ability to meet their savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the first quarter of 2006, Paramount Bank had high rate, long term certificates of deposit, which matured. Rather than match all of their competitor's rates, Paramount Bank temporarily replaced these certificates with borrowings. During the second quarter of 2006, Paramount successfully increased certificate of deposit balances through alternative funding sources and thereby decreased borrowings. Shelby County Bank has continued to obtain deposits from many local governmental entities. These deposits are subject to significant volatility and Shelby County Bank must maintain alternative sources of funding, in order to satisfy large withdrawals. In an effort to reduce our borrowing costs and provide additional funds, the Company established a new Delaware trust subsidiary, Blue River Bancshares Trust I, which completed the sale of $7,000,000 of trust preferred securities on April 20, 2006 (See Note 7 to the Consolidated Financial Statements included herein). Six million dollars of the net proceeds from the offering were used by the Company to pay all amounts due under and terminate its $6,000,000 credit facility with Union Federal Bank of Indianapolis. The additional proceeds will be used for general corporate purposes. Based upon current projections, the Company does not anticipate the need for any additional external funding over the next twelve months.

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

PART I -- ITEM 3

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or reasonably likely to affect, the Company's internal control over financial reporting.

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

PART II

OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of the shareholders, held on May 26, 2006, in addition to the election of three directors to serve a three year term expiring in 2009, the shareholders voted upon one board proposal contained in Blue River's Proxy Statement dated April 24, 2006.

        Russell Breeden, III, Steven R. Abel, Wendell L. Bernard, Wayne C. Ramsey John R. Owens and Robert J. Salyers all continue as directors of the Company.

        The Board nominees were elected as directors with the following vote:

             Nominee                 For               Withheld
             -------                 ---               --------
             Steven R. Abel          2,693,155          33,935
             Wendell L. Bernard      2,683,314          29,476
             Russell Breeden, III    2,683,221          25,569


        The Board proposal was approved with the following vote:


                                                                      Abstentions
                                                                      (Other Than     Broker
                                                                      Broker          Non-
            Proposal                           For          Against   Non-Votes)      Votes
            --------                           ---          -------   -----------     ------
            Ratification of the                2,698,521    14,103       166           -0-
            Appointment of Crowe
            Chizek and Company LLC
            as the Independent Registered
            Public Accounting Firm for the
            fiscal year 2006.



Item 6. Exhibits

        The exhibits to this Form 10-QSB are listed in the attached Exhibit
        Index.

                                     ******

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                          Blue River Bancshares, Inc.



Date:  August 10, 2006                    By: /s/ Patrice M. Lima
                                             -----------------------------------
                                             Patrice M. Lima, Vice President,
                                             Controller
                                             (Principal Financial Officer &
                                             Chief Accounting Officer)

                                  EXHIBIT INDEX
                              Document Description

Exhibit No.
   10.1     Amended and Restated Declaration of Trust among Blue River
            Bancshares, Inc., as Depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

   10.2 Junior Subordinated Indenture between Blue River Bancshares Trust I and Wilmington Trust Company, as trustee (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

   10.3 Guarantee Agreement between Blue River Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee
            (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

   10.4     Placement Agreement between Blue River Bancshares, Inc., Blue
            River Bancshares Trust I, and J. P. Morgan Securities, Inc.
            (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

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

