Form 10QSB
period 2006-09-30
BLUE RIVER BANCSHARES INC
filed 2006-11-13
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2006

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

As of November 13, 2006 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):

                               Yes       No   X
                                   -----    -----

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                 Consolidated Balance Sheets (Unaudited) as of
                 September 30, 2006 and December 31, 2005                      3

                 Consolidated Statements of Income and Comprehensive
                 Income (Unaudited) for the three months ended
                 September 30, 2006 and 2005                                   4

                 Consolidated Statements of Income and Comprehensive
                 Income (Unaudited) for the nine months ended
                 September 30, 2006 and 2005                                   5

                 Consolidated Statements of Cash Flows (Unaudited) for
                 the nine months ended September 30, 2006 and 2005             6

                 Notes to Consolidated Financial Statements (Unaudited)     7-12

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13-26

         Item 3. Controls and Procedures                                      27

PART II. OTHER INFORMATION:                                                   28

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

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2006           2005
                                                            -------------   ------------
ASSETS
ASSETS:
   Cash and cash equivalents:
      Cash and due from banks                               $  4,793,680    $  7,955,266
      Interest-bearing deposits                                1,242,763      12,221,600
                                                            ------------    ------------
         Total cash and cash equivalents                       6,036,443      20,176,866

   Securities available for sale                              22,470,642      24,720,805
   Securities held to maturity                                    14,108          16,019
   Loans receivable, net of allowance for loan
      losses of  $1,710,705 and $1,575,511                   172,512,481     162,416,186
   Stock in FHLB, at cost                                      2,555,800       2,974,100
   Restricted stock, at cost                                      37,500          37,500
   Deferred income taxes, net                                  3,027,949       3,312,203
   Premises and equipment, net                                 2,225,505       1,970,992
   Other real estate owned                                       237,940         468,666
   Accrued interest receivable and other assets                1,933,728       1,678,703
   Core deposit intangible                                       258,619         310,342
   Goodwill                                                    3,159,051       3,159,051
                                                            ------------    ------------
TOTAL ASSETS                                                $214,469,766    $221,241,433
                                                            ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Interest bearing deposits                                $153,843,806    $154,367,308
   Non-interest bearing deposits                              19,917,539      24,391,830
   Fed funds purchased                                         3,673,000              --
   Advances from FHLB                                         10,445,539      17,826,422
   Note payable                                                       --       6,000,000
   Subordinated debt                                           7,217,000              --
   Accrued interest and other liabilities                      1,417,499       1,185,898
                                                            ------------    ------------
         Total liabilities                                   196,514,383     203,771,458
                                                            ------------    ------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares
      authorized, none issued                                         --              --
   Common stock, no par value, 15,000,000 shares
      authorized, 3,507,150 shares issued and outstanding     25,097,552      25,129,517
   Accumulated deficit                                        (6,681,560)     (7,209,062)
   Accumulated other comprehensive (loss)                       (460,609)       (450,480)
                                                            ------------    ------------
         Total shareholders' equity                           17,955,383      17,469,975
                                                            ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $214,469,766    $221,241,433
                                                            ============    ============

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

                                                          2006         2005
                                                       ----------   ----------
INTEREST INCOME:
   Loans receivable                                    $3,472,403   $2,719,563
   Securities                                             253,408      300,051
   Interest-bearing deposits                               36,420       39,701
   Dividends from FHLB and other                           44,186       35,487
                                                       ----------   ----------
      Total interest income                             3,806,417    3,094,802
                                                       ----------   ----------
INTEREST EXPENSE:
   Interest expense on deposits                         1,430,369    1,027,034
   Interest expense on FHLB and other borrowings          277,347      252,587
                                                       ----------   ----------
      Total interest expense                            1,707,716    1,279,621
                                                       ----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES    2,098,701    1,815,181
PROVISION FOR LOAN LOSSES                                 180,000       45,500
                                                       ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,918,701    1,769,681
                                                       ----------   ----------
NON-INTEREST INCOME:
   Service charges and fees                               165,130      131,566
   Secondary market mortgage fees                          72,025      169,946
   Gain on sale and impairment of other real estate
      owned and other assets                               20,779       83,994
   Gain on sale of securities available-for-sale               --       34,055
   Other                                                   56,223       56,772
                                                       ----------   ----------
      Total non-interest income                           314,157      476,333
                                                       ----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                         965,187      972,122
   Premises and equipment                                 217,106      198,905
   Federal deposit insurance                                5,280       13,093
   Data processing                                        164,806      155,664
   Advertising and promotion                               45,017       50,847
   Bank fees and charges                                   26,383       26,254
   Directors fees                                          33,200       25,900
   Professional fees                                      280,142      166,935
   Stationery, supplies and printing                       26,620       35,063
   Core deposit intangible                                 17,241       17,241
   Other                                                  154,418      176,061
                                                       ----------   ----------
      Total non-interest expense                        1,935,400    1,838,085
                                                       ----------   ----------
INCOME BEFORE INCOME TAX                                  297,458      407,929
INCOME TAX EXPENSE                                        109,777           --
                                                       ----------   ----------
NET INCOME                                             $  187,681   $  407,929
                                                       ==========   ==========
COMPREHENSIVE INCOME                                   $  537,158   $  111,614
                                                       ==========   ==========
Basic and diluted earnings per share                   $     0.05   $     0.12
                                                       ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

                                                           2006         2005
                                                       -----------   ----------
INTEREST INCOME:
   Loans receivable                                    $ 9,730,665   $7,564,947
   Securities                                              778,882      954,464
   Interest-bearing deposits                               159,279      132,923
   Dividends from FHLB and other                           122,342       97,987
                                                       -----------   ----------
      Total interest income                             10,791,168    8,750,321
                                                       -----------   ----------
INTEREST EXPENSE:
   Interest expense on deposits                          3,926,651    2,920,705
   Interest expense on FHLB and other borrowings           838,757      653,911
                                                       -----------   ----------
      Total interest expense                             4,765,408    3,574,616
                                                       -----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES     6,025,760    5,175,705
PROVISION FOR LOAN LOSSES                                  462,987      150,500
                                                       -----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      5,562,773    5,025,205
                                                       -----------   ----------
NON-INTEREST INCOME:
   Service charges and fees                                478,240      308,173
   Secondary market mortgage fees                          239,346      456,791
   (Loss) on sale and impairment of other real
      estate owned and other assets                        (75,276)        (412)
   Gain on sale of securities available-for-sale                --       34,055
   Other                                                   189,437      188,536
                                                       -----------   ----------
      Total non-interest income                            831,747      987,143
                                                       -----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                        2,901,600    2,752,146
   Premises and equipment                                  620,050      588,264
   Federal deposit insurance                                32,829       42,497
   Data processing                                         503,174      465,730
   Advertising and promotion                               141,609      131,537
   Bank fees and charges                                    80,301       79,656
   Directors fees                                           87,200      108,500
   Professional fees                                       564,900      445,740
   Stationery, supplies and printing                        90,395       90,530
   Merger expense                                               --       73,171
   Core deposit intangible                                  51,723       51,723
   Other                                                   475,686      507,812
                                                       -----------   ----------
      Total non-interest expense                         5,549,467    5,337,306
                                                       -----------   ----------
INCOME BEFORE INCOME TAX                                   845,053      675,042
INCOME TAX EXPENSE                                         317,551           --
                                                       -----------   ----------
NET INCOME                                             $   527,502   $  675,042
                                                       ===========   ==========
COMPREHENSIVE INCOME                                   $   517,373   $  398,324
                                                       ===========   ==========
Basic and diluted earnings per share                   $      0.15   $     0.20
                                                       ===========   ==========

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                                    2006           2005
                                                                                ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    527,502   $   675,042
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and purchase accounting amortization                              461,921       134,240
      Net amortization (accretion) of securities                                      28,536        30,356
      Provision for loan losses                                                      462,987       150,500
      FHLB stock dividends                                                           (25,400)      (69,400)
      Loss on sale and impairment of other real estate owned and other assets         75,276           412
      (Gain) on sale of securities available-for-sale                                     --       (34,055)
      Stock compensation expense                                                      20,642            --
   Changes in assets and liabilities:
      Accrued interest receivable                                                    (70,572)       85,694
      Other assets                                                                    25,202      (555,407)
      Accrued interest payable and other liabilities                                 231,600        64,806
                                                                                ------------   -----------
         Net cash from operating activities                                        1,737,694       482,188
                                                                                ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans funded, net of collections                                              (11,069,425)   (8,148,857)
   Maturities and paydowns of securities available-for-sale                        2,203,201     3,846,565
   Maturities and paydowns of securities held to maturity                              1,911         1,886
   Proceeds from sales of securities available-for-sale                                   --     2,401,119
   Purchase of restricted stock                                                           --       (37,500)
   Purchase of premises and equipment                                               (464,649)     (126,321)
   Proceeds from the repurchase of FHLB stock                                        443,700            --
   Proceeds from sale of premises and equipment                                        5,166            --
   Proceeds from sale of real estate owned                                           488,232     1,216,335
                                                                                ------------   -----------
         Net cash from investing activities                                       (8,391,864)     (846,773)
                                                                                ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock, net of offering costs of $10,645                      --       494,355
   Proceeds from note payable                                                             --     2,000,000
   Repayment of note payable                                                      (6,000,000)           --
   Proceeds from subordinated debt                                                 7,217,000            --
   Dividends paid                                                                    (52,607)           --
   Net change in fed funds purchased                                               3,673,000      (427,000)
   Net change in short term FHLB advances                                         (7,367,733)      287,540
   Net increase (decrease) in deposits                                            (4,955,913)   10,152,771
                                                                                ------------   -----------
         Net cash from financing activities                                       (7,486,253)   12,507,666
                                                                                ------------   -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  (14,140,423)   12,143,081

CASH AND EQUIVALENTS, Beginning of period                                         20,176,866     5,115,008
                                                                                ------------   -----------
CASH AND EQUIVALENTS, End of period                                             $  6,036,443   $17,258,089
                                                                                ============   ===========

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

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

     The accompanying consolidated interim financial statements at September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

     The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                            FOR THE THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                           ---------------------
                                                              2006        2005
                                                           ---------   ---------
Basic earnings per share:
   Weighted average common shares                          3,507,150   3,507,150
                                                           =========   =========
Diluted earnings per share:
   Weighted average common shares                          3,507,150   3,507,150
   Dilutive effect of stock options                            7,300       1,006
                                                           ---------   ---------
   Weighted average common shares and incremental shares   3,514,450   3,508,156
                                                           =========   =========

                                                            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                           ---------------------
                                                              2006        2005
                                                           ---------   ---------
Basic earnings per share:
   Weighted average common shares                          3,507,150   3,460,905
                                                           =========   =========
Diluted earnings per share:
   Weighted average common shares                          3,507,150   3,460,905
   Dilutive effect of stock options                            5,675         985
                                                           ---------   ---------
   Weighted average common shares and incremental shares   3,512,825   3,461,890
                                                           =========   =========

     For the three and nine months ended September 30, 2006, 89,450 and 112,950 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive. For the three and nine months ended September 30, 2005, 163,850 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

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

                                                                      FOR THE THREE
                                                                      MONTHS ENDED
                                                                   SEPTEMBER 30, 2005
                                                                   ------------------
Net income:
   Net income as reported                                               $407,929
      Deduct total stock based employee compensation
         expense determined under fair value based method for
         all awards, net of related tax effects and reversals of
         prior period expense due to forfeitures                          (5,755)
                                                                        --------
   Pro forma, net income                                                $402,174
                                                                        ========
Net earnings per share:
   Basic earnings per share                                             $   0.12
   Diluted earnings per share                                           $   0.12
Pro forma earnings per share:
   Basic earnings per share                                             $   0.12
   Diluted earnings per share                                           $   0.12

                                                                      FOR THE NINE
                                                                      MONTHS ENDED
                                                                   SEPTEMBER 30, 2005
                                                                   ------------------
Net income:
   Net income as reported                                               $675,042
      Deduct total stock based employee compensation
         expense determined under fair value based method for
         all awards, net of related tax effects and reversals of
         prior period expense due to forfeitures                          13,489
                                                                        --------
   Pro forma, net income                                                $688,531
                                                                        ========
Net earnings per share:
   Basic earnings per share                                             $   0.20
   Diluted earnings per share                                           $   0.20
Pro forma earnings per share:
   Basic earnings per share                                             $   0.20
   Diluted earnings per share                                           $   0.20

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

As of September 30, 2006, the Company expensed approximately $21,000 pre-tax in stock based employee compensation and anticipates an additional compensation expense of $7,000 during 2006. During the three months ended September 30, 2006 the Company expensed approximately $7,000 pre-tax in stock based employee compensation.

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

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements" and SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)" and is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements, however, for some entities; the application of this Statement will change current practice. Management does not expect the adoption of the provisions of SFAS No. 157 to have a material impact on the Company's results of operations or financial position.

     SFAS No. 158 requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company does not provide any defined benefit postretirement plans, and accordingly, the provisions of SFAS No. 158 will have no material impact on the Company's results of operations or financial position.

     In September 2006, The U.S. Securities and Exchange Commission's Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued Staff Accounting Bulletin (SAB) No. 108. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. There have been two common approaches used to quantify such errors. One approach quantifies the error as the amount by which the current year income statement is misstated. The other approach quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC guidance provides that companies quantify such errors using both a balance sheet and an income statement approach, and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

     SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. A one-time cumulative effect adjustment may be reflected in annual financial statements of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the interpretive guidance of SAB 108 and the impact this guidance may have on its financial statements.

9.   DIVIDENDS

     On July 25, 2006 a quarterly dividend of $.015 per share was declared by the Board of Directors, payable September 1, 2006, to the shareholders of record as of August 15, 2006.

10.  SUBSEQUENT EVENTS

     On October 24, 2006 a quarterly dividend of $.0175 per share was declared by the Board of Directors, payable December 1, 2006, to the shareholders of record as of November 15, 2006.

11.  ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

     On September 19, 2006, the Company entered into an Agreement and Plan of Reorganization with FirstAtlantic Financial Holdings, Inc. The Agreement provides for the transfer of all operating assets of Paramount Bank, a wholly-owned subsidiary of the Company in an inter-company transaction with another of the Company's wholly-owned subsidiaries, Shelby County Bank. The Agreement also provides for the sale of the charter of Paramount Bank to FirstAtlantic Financial Holdings, Inc. through a stock sale. In consideration thereof, FirstAtlantic Financial Holdings will make a cash payment to the Company in the amount of $1,675,000. After regulatory approval and following the completion of the transaction, the Company will operate Paramount Bank as a division of Shelby County Bank. The Company anticipates completing the transaction during the first quarter of 2007.

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

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report which express "belief", "intention", "expectation", "prospects", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risk and uncertainties which may cause actual results to differ materially from those in such statements. Some of the factors that may generally cause actual results to differ materially from projections, forecasts, estimates and expectations include, but are not limited to (i) changes in the interest rate environment, (ii) competitive pressures among financial institutions, (iii) general economic conditions on local or national levels, (iv) political developments, wars or other hostilities that may disrupt or increase volatility in securities markets, (v) legislative or regulatory changes, (vi) changes in prepayment speeds of loans or securities, (vii) changes in loan sale volumes, charge-offs and loan loss provisions, (viii) changes in legal or regulatory proceedings, and (ix) the impact of reputation risk created by these developments on such matters as business generation or retention. Such statements reflect the current view of the Company and the Banks with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company and the Banks. The Company undertakes no duty to update any forward looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Paramount Bank. Shelby County Bank and Paramount Bank are collectively referred to as the "Banks". The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. At September 30, 2006, the Company maintains $7,217,000 of Subordinated Debentures. On April 20, 2006, the Company paid off its $6,000,000 loan in its entirety to a commercial bank with the proceeds of the Subordinated Debentures (see Note 7 to the Consolidated Financial Statements included herein).

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

MANAGEMENT OVERVIEW

OVERVIEW OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

On a consolidated basis, the Company's total assets as of September 30, 2006 were $214,470,000 compared to total assets of $221,241,000 at December 31, 2005. As of September 30, 2006, gross loans were $174,223,000 compared to gross loans of $163,992,000 at December 31, 2005. Deposits were $173,761,000 at September 30, 2006 compared to $178,759,000 at December 31, 2005. Total capital was $17,955,000 at September 30, 2006 compared to $17,470,000 at December 31, 2005.
Outstanding shares of common stock were 3,507,150 as of September 30, 2006 and December 31, 2005. The book value per share was $5.12 at September 30, 2006 and $4.98 at December 31, 2005.

The Company benefited from the past increases in the prime lending rate. However, the Banks have reduced their asset sensitivity. As a result, the Company would no longer gain as much benefit if the prime lending rate would increase as it has in the past. With the issuance of the subordinated debentures in April 2006 (see Note 7 to the Consolidated Financial Statements included herein), the Company fully retired $6,000,000 of bank debt with the remaining balance of the proceeds of the issuance to be used for general corporate purposes. The initial interest rate on the subordinated debt is 6.63%, which will float for five years with 3 month LIBOR plus a margin of 155 basis points. The interest rate on the retired bank debt was equal to the prime interest rate plus a margin, which varied, but was recently prime plus 50 basis points. The Company continues to focus on maintaining its momentum of growing quality loans and improving net interest income. During 2006, the Company has continued to increase loan balances thus increasing net interest income, while continuing to focus on credit quality.

During the period ended September 30, 2006, the pretax income was below the anticipated level. The Company did not achieve its net income goal primarily due to increased professional fee expenses associated with acquisition activity and the proposed charter sale (see Note 11 to the Consolidated Financial Statements included herein) and the increases needed in the allowance for loan losses to reserve for, or charge off loans. The Company will continue to focus on achieving a 10 - 12% pretax return on shareholder's equity during the remainder of 2006 and in 2007, by concentrating on the growth of quality loans, and lowering net non interest expense.

Management believes it can continue to improve return on equity by following this strategy and prudently managing non interest expenses. The Banks are strategically maintaining their "well capitalized" status while continuing to concentrate on improving net interest income and overall profitability, without taking undue interest rate risk. Management and staff at both Shelby County Bank and Paramount Bank will continue to work diligently at implementing loan growth plans and strategies; emphasizing the benefits of gathering non-certificate depository funding as means of decreasing the Banks' overall funding costs; improving levels of fee income derived from depository relationships and encouraging a stronger relationship with their customer base. The issuance of the subordinated debt will allow additional liquidity at the holding company level, and together with improved profitability, the Company has subsequently announced the commencement of a dividend payment to its shareholders. In July 2006, a quarterly dividend of $.015 per share was declared by the Board of Directors, payable on September 1, 2006 to the shareholders of record as of August 15, 2006. In October, 2006, the Board of Directors declared another quarterly dividend of $.0175 per share payable on December 1, 2006 to the shareholders of record as of November 15, 2006. The Company will continue to review the possibility of future dividend payments to its shareholders in 2007.

With the proposed sale of Paramount Bank's charter to FirstAtlantic Holdings, Inc., (see Note 11 to the Consolidated Financial Statements included herein) expected during the first quarter of 2007, the Company anticipates net proceeds of approximately $1,500,000. At this time management is considering several uses for the cash payment, however no final decisions will be made until next year.

OVERVIEW OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

For the three months ended September 30, 2006, the Company's net income was $188,000. This compares to a net income of $408,000 for the same period of 2005. The 2005 results had no federal or state income tax expense and the 2006 results included federal and state tax expense of $110,000. The Company had a decrease in pretax income of 27% for the quarter ended September 30, 2006 compared to the three month period ended September 30, 2005. This is primarily the result of an increase in professional fees due to initial costs associated with the proposed sale of Paramount Bank's charter (see Note 11 to the Consolidated Financial Statements included herein) and other acquisition activity. Basic and fully diluted earnings per share were $0.05 for the quarter ended September 30, 2006 compared to $0.12 per share for the quarter ended September 30, 2005. Weighted average outstanding shares (basic) for the third quarter of 2006 were 3,507,150 and 3,507,150 for the third quarter of 2005.

For the nine months ended September 30, 2006, the Company's net income was $528,000. This compares to a net income of $675,000 for the same period of 2005. The 2005 results had no federal or state income tax expense and the 2006 results included federal and state tax expense of $318,000. The Company had an increase in pretax income of 25% for the nine months ended September 30, 2006 compared to the nine month period ended September 30, 2005. Basic and fully diluted earnings per share were $0.15 for the nine months ended September 30, 2006 compared to $0.20 per share for the nine months ended September 30, 2005. Weighted average outstanding shares (basic) for the nine months of 2006 were 3,507,150 and 3,460,905 for the nine months of 2005.

The income tax provision for the three and nine months ended September 30, 2006 was $110,000 and $318,000 respectively with effective rates of 36.9% and 37.6% respectively compared to no income tax expense for the three and nine months ended September 30, 2005. Prior year's changes in the valuation allowance offset tax expense; however, with last year's decision to reverse the valuation allowance on the Company's deferred tax asset, the Company has now recognized tax expense against current earnings.

FINANCIAL CONDITION

The Company's total assets at September 30, 2006 were $214,470,000, a decrease of $6,772,000 from December 31, 2005. This decrease is primarily the result of a decrease in cash equivalents and was the result of a decrease in deposits offset by an increase in loans. Cash and cash equivalents declined $14,140,000 to $6,036,000 at September 30, 2006 compared to $20,177,000 at year-end 2005.
Securities available-for-sale and held-to-maturity decreased $2,252,000 to $22,485,000 at September 30, 2006 compared to $24,737,000 at year-end 2005.
Loans, net of the allowance for loan losses increased $10,096,000 to $172,512,000 at September 30, 2006 compared to $162,416,000 at December 31,
2005. Other real estate owned declined $231,000 to $238,000 at September 30, 2006 compared to $469,000 at year-end 2005. Total deposits at September 30, 2006 decreased $4,998,000 to $173,761,000 compared to $178,759,000 in total deposits at December 31, 2005. This decrease is primarily the result of a decrease of one large deposit account at Paramount Bank which has significant volatility in the amount of overnight deposits maintained. Demand accounts decreased $4,474,000 while there was a modest net decrease in NOW, savings, money market and certificates of deposits. FHLB advances and fed funds purchased decreased $3,707,000 to $14,119,000 at September 30, 2006 compared to $17,826,000 at
December 31, 2005. With the issuance of the subordinated debentures in April 2006 of $7,217,000 (see Note 7 to the Consolidated Financial Statements included herein), the Company fully retired $6,000,000 of bank debt. Shareholders' equity at September 30, 2006 was $17,955,000, an increase of $485,000 compared to $17,470,000 at December 31, 2005. The change in equity resulted from net income of $528,000, stock compensation expense of $21,000 a $53,000 dividend paid to the Company's shareholders during the third quarter of 2006 and a decrease of $11,000 from a temporary decline in the fair value of the Company's available-for-sale investment portfolio.

LOANS:

The following comparative table shows loans receivable by major categories at September 30, 2006 and December 31, 2005:

LOANS RECEIVABLE

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2006           2005
                                             -------------   ------------
Real Estate Mortgage Loans:
   One-to-four family                        $ 48,148,528    $ 47,751,168
   Non Residential                             43,055,932      39,440,479
   Home equity loans                           37,846,039      35,027,100
Consumer loans                                  9,976,911      11,323,347
Commercial loans, including participations     35,195,776      30,449,603
                                             ------------    ------------
Total gross loans                             174,223,186     163,991,697
   Less allowance for loan losses              (1,710,705)     (1,575,511)
                                             ------------    ------------
Total loans receivable, net                  $172,512,481    $162,416,186
                                             ============    ============

NON-PERFORMING LOANS:

The following table is an analysis of the Company's non-performing loans at September 30, 2006 and December 31, 2005.

NON-PERFORMING LOANS

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                      2006           2005
                                                 -------------   ------------
Non-performing loans consist of the following:
   Non-accrual loans                              $2,256,276      $1,402,768
   Ninety (90) days past due                       3,467,356       1,265,281
                                                  ----------      ----------
Total non-performing loans                        $5,723,632      $2,668,049
                                                  ==========      ==========
Non-performing loans to total loans                     3.29%           1.63%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At September 30, 2006, the Company reported approximately $2,256,000 of non-accrual loans and $3,467,000 in loans ninety days or more past due. This is an increase in non-accrual loans of $854,000 from December 31, 2005 and an increase in past due loans of $2,202,000 from December 31, 2005. The increase in non-accrual loans was primarily the result of an addition of $1,478,000 in new non-accrual loans and the reclassification of $293,000 in ninety day past due loans to non-accrual status. These increases were offset by $861,000 in charge-offs and repayments and $56,000 in non-accrual loans that were returned to accrual status. The primary reason for the increase in past due loans ninety days or more was the result of an additional $3,143,000 of loans in this category offset by the $293,000 shift that occurred from the ninety day past due loans to non-accrual loans, $432,000 in other loans that were removed from ninety days past due as a result of renewals and payoffs and $216,000 in one loan that was charged-off. The majority of this increase represents four large loans in an aggregate amount of $1,674,000 at Shelby County Bank. One of these loans, in the amount of $216,000 was charged-off. The Bank expects these other loans to be paid as agreed, paid in full or extended during the fourth quarter of 2006. There was an increase in the non-performing loans to total gross loans from 1.63% at December 31, 2005 to 3.29% at September 30, 2006. The Banks maintain a reserve for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
                                                                     2006         2005
                                                                  ----------   ----------
Balance, beginning of period                                      $1,575,511   $1,919,193
Add:
   Provision for loan losses                                         462,987      150,500
   Recoveries of loans previously charged off                         17,048       37,413
   Less gross charge-offs:
      Residential real estate loans                                  (36,600)     (82,207)
      Consumer/commercial loans                                     (308,241)    (336,568)
                                                                  ----------   ----------
Balance, end of period                                            $1,710,705   $1,688,331
                                                                  ==========   ==========

Net charge-offs to total average loans outstanding (annualized)         0.26%        0.32%
Allowance to total average loans outstanding                            1.01%        1.07%

The allowance for loan losses at September 30, 2006 was $1,711,000, an increase of $135,000 from December 31, 2005 and an increase of $22,000 since September 30, 2005. The Company's provision for loan losses for the nine months ending September 30, 2006 was $463,000 and its net charge-offs were approximately $328,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. The Company reviews impaired and watch list loans on a case-by-case basis to allocate a specific dollar amount of allocations based on available repayment sources and collateral, whereas all other loans are allocated based on assigned allocation percentages evaluated by loan pools. Allowance percentages for loan pools are based on the Company's loss history, adjusted for trends and environmental factors. The loan pools utilized by the Company are construction, residential real estate, commercial, commercial real estate, home equity, and consumer.

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

Since December 31 2005, the Company's allowance for loan losses and related provision expense increased, and was primarily the result of increased charge offs related to a few unsecured loans. This increase was also due in part to increased allocations for specific loans. Specific allocations totaled $1,049,000 at September 30, 2006 compared to $853,000 at December 31, 2005. The increase in specific allocations was partially offset by a decrease in pooled allocations from $492,000 at December 31, 2005 to $467,000 at September 30, 2006. The increase in the specific allocations is attributable to both an increase in the total watch listed loans and special reserves for problem loans, and the reallocation of pooled reserves to specific reserves. Net charge-offs of $328,000 for the period partially offset the increase in the allowance. There was a net decrease of $16,000 in the allowance for loan losses during the three month period from June 30, 2006 to September 30, 2006. This was the result of an additional $180,000 in loan loss provision expense related to charge-offs of $202,000 for a few unsecured loans, offset by an increase in recoveries of $6,000.

At September 30, 2006, the allowance to total gross loans outstanding increased two basis points to 0.98% compared to .96% at December 31, 2005.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Net interest income before the provision for loan losses for the three months ended September 30, 2006 increased approximately 15.6% from the period ended September 30, 2005. This increase can be attributed to a rising interest rate environment with the prime lending rate increasing from 6.75% to 8.25%. The Banks have benefited from past increases in the prime lending rate, however they will not benefit as much in the future if the prime lending rate would increase, as the Banks have reduced asset sensitivity. Other factors contributing to the increase were increased loan growth at both Banks and increased other loan fee income.

The following table sets forth, for the three month periods ended September 30, 2006 and September 30, 2005, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                      THREE MONTHS ENDED             THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2006             SEPTEMBER 30, 2005
                                                 ----------------------------   ----------------------------
                                                  AVERAGE              YIELD/    AVERAGE              YIELD/
                                                  BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                                 --------   --------   ------   --------   --------   ------
                                                    (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
Interest Earning Assets:
   Investment securities                         $ 22,812    $  253     4.44%   $ 28,041    $  300     4.28%
   Interest-bearing deposits                        2,836        35     4.94%      4,998        40     3.20%
   FHLB & restricted  stock                         2,643        44     6.66%      2,959        35     4.73%
   Loans (1)                                      172,537     3,474     8.05%    158,798     2,720     6.85%
                                                 --------    ------     ----    --------    ------     ----
      Total earning assets                        200,828     3,806     7.58%    194,796     3,095     6.36%
                                                 --------    ------     ----    --------    ------     ----
Interest and Non-Interest Bearing Liabilities:
   Savings accounts                                11,342        62     2.19%     10,174        42     1.65%
   Non-interest bearing demand accounts            23,231        --     0.00%     21,841        --     0.00%
   NOW accounts                                    16,774        30     0.72%     17,211        30     0.70%
   Money market accounts                           34,420       354     4.11%     22,386       132     2.38%
   Certificates of deposit                         89,651       984     4.39%     95,702       823     3.44%
                                                 --------    ------     ----    --------    ------     ----
      Total interest bearing deposits             152,187     1,430     3.76%    145,473     1,027     2.83%
   Borrowings                                      20,917       277     5.30%     22,830       253     4.43%
                                                 --------    ------     ----    --------    ------     ----
      Total interest bearing liabilities         $173,104     1,707             $168,303     1,280
                                                 ========    ------             ========    ------
   Net interest income                                       $2,099                         $1,815
                                                             ======                         ======
   Interest-rate spread (2)                                             3.64%                          3.32%
                                                                        ----                           ----
   Net interest margin (3)                                              4.18%                          3.72%
                                                                        ----                           ----
   Ratio of average interest-bearing assets to
      average interest-bearing liabilities                              1.16                           1.16

(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the three month period ended September 30, 2006, the provision for loan losses was $180,000 compared to $45,500 for the three month period ended September 30, 2005. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Overall non-interest income decreased 34% for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005. Total non-interest income was $314,000 for the three month period ended September 30, 2006 compared to $476,000 for the three month period ended September 30, 2005. Primarily there was a decrease of $98,000 or 58% in secondary market mortgage loan fees due to the rising interest rate environment and the reduction in secondary market mortgage originators at Paramount Bank which caused a reduction in this type of loan origination. Another factor contributing to the decrease included net gains of $21,000 on the disposition and impairment of other assets and other real estate versus net gains of $84,000 of other real estate and other assets during the period ended September 30, 2005 for a net decrease of $63,000 in this category. There was also a decrease of $34,000 in gains on the sale of available-for-sale securities for the three month period ending September 30, 2006 compared to the three month period ending September 30, 2006 as the Banks have not sold any available-for-sale securities during 2006. These decreases were offset by an increase of $33,000 in service charges and fees, primarily due to fact that Shelby County Bank raised their service charges on deposit accounts during the second quarter of 2006. Other income remained flat over the two periods.

Non-interest expenses totaled $1,935,000 for the three month period ended September 30, 2006, compared to $1,838,000 during the three month period ended September 30, 2005. Overall non-interest expense increased 5.0% for the three months ended September 30, 2006 compared to the same period of 2005.

Changes in non-interest expenses consist of the following:

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                    -----------------------     CHANGE
                                       2006         2005      FROM 2005
                                    ----------   ----------   ---------
Salaries and employee benefits      $  965,187   $  972,122   $ (6,935)
Occupancy                              217,106      198,905     18,201
Federal deposit insurance                5,280       13,093     (7,813)
Data Processing                        164,806      155,664      9,142
Advertising and promotion               45,017       50,847     (5,830)
Bank fees and charges                   26,383       26,254        129
Director Fees                           33,200       25,900      7,300
Professional Fees                      280,142      166,935    113,207
Stationery, supplies and printing       26,620       35,063     (8,443)
Core deposit intangible                 17,241       17,241         --
Other Expenses                         154,418      176,061    (21,643)
                                    ----------   ----------   --------
                                    $1,935,400   $1,838,085   $ 97,315
                                    ==========   ==========   ========

Major fluctuations in non-interest expense from the three months ended September 30, 2006 to the three months ended September 30, 2005 include an increase in professional fees of $113,000 in part due to initial costs associated with the proposed sale of Paramount Bank's charter (see Note 11 of the Consolidated Financial Statements included herein) and for expenses associated with the analysis and negotiation of another potential acquisition opportunity which was terminated before a transaction could be consummated. The target, a Central Indiana thrift, subsequently agreed to be purchased by another financial institution. Increases in occupancy of $18,000 were associated with the implementation of a new computer system at Shelby County Bank during the third quarter of 2006. These increases were offset by other non-interest expenses which were reduced by $22,000, primarily the result of a reduction in collection expenses associated with other real estate owned.

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30,
2005

Net interest income before the provision for loan losses for nine months ended September 30, 2006 increased approximately 16.4% from the period ended September 30, 2005. This increase can be attributed to a rising interest rate environment with the prime lending rate increasing from 6.75% to 8.25%. The Banks have benefited from past increases in the prime lending rate, however they will not benefit as much in the future if the prime lending rate would increase, as the Banks have reduced asset sensitivity. Other factors contributing to the increase were increased loan growth at both Banks and increased loan fee income.

The following table sets forth, for the nine month periods ended September 30, 2006 and September 30, 2005, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                       NINE MONTHS                    NINE MONTHS
                                                ENDED SEPTEMBER 30, 2006       ENDED SEPTEMBER 30, 2005
                                              ----------------------------   ----------------------------
                                               AVERAGE              YIELD/    AVERAGE              YIELD/
                                               BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                              --------   --------   ------   --------   --------   ------
                                                 (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
Interest Earning Assets:
   Investment securities                      $ 23,519    $   779    4.42%   $ 29,674    $  954     4.29%
   Interest-bearing deposits                     4,750        159    4.46%      6,355       133     2.79%
   FHLB & restricted  stock                      2,890        122    5.63%      2,941        98     4.44%
   Loans (1)                                   169,249      9,731    7.67%    157,366     7,565     6.41%
                                              --------    -------    ----    --------    ------     ----
      Total earning assets                     200,408     10,791    7.18%    196,336     8,750     5.94%
                                              --------    -------    ----    --------    ------     ----
Interest and Non-Interest Bearing
   Liabilities:
   Savings accounts                             12,004        198    2.20%      8,938        99     1.48%
   Non-interest bearing demand accounts         23,099         --    0.00%                   --     0.00%
   NOW accounts                                 16,885         89    0.71%     16,180        82     0.68%
   Money market accounts                        35,218        995    3.77%     19,091       306     2.14%
   Certificates of deposit                      87,000      2,644    4.05%    103,476     2,433     3.14%
                                              --------    -------    ----    --------    ------     ----
      Total interest bearing deposits          151,107      3,926    3.47%    147,685     2,920     2.64%
   Borrowings                                   21,670        839    5.16%     20,827       654     4.19%
                                              --------    -------    ----    --------    ------     ----
      Total interest bearing liabilities      $172,777      4,765            $168,512     3,574
                                              ========    -------            ========    ------
Net interest income                                       $ 6,026                        $5,176
                                                          =======                        ======
Interest-rate spread (2)                                             3.50%                          3.11%
                                                                     ----                           ----
Net interest margin (3)                                              4.01%                          3.52%
                                                                     ----                           ----
Ratio of average interest-bearing assets to
   average interest-bearing liabilities                              1.16                           1.17

(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the nine month period ended September 30, 2006, the provision for loan losses was $463,000 compared to $150,500 for the nine month period ended September 30, 2005. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Overall non-interest income decreased for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005. Total non-interest income was $832,000 for the nine month period ended September 30, 2006 compared to $987,000 for the nine month period ended September 30, 2005. There was a decrease in secondary market mortgage fees of $217,000 or approximately 48% due to the rising interest rate environment and the reduction of secondary market mortgage loan originators at Paramount Bank which caused a reduction in this type of loan origination. Another factor contributing to the decrease included net losses of $75,000 in the disposition and impairment of other assets and other real estate versus net losses of less than $1,000 of other real estate and other assets during the nine month period ended September 30, 2005. Of the net losses of $75,000 on other assets during the nine month period ended September 30, 2006, $79,000 was related to the liquidation and total write off of "The Bank's Insurance Agency," a bank insurance company in which the Company had invested. This three year old joint venture sold various insurance products and was formed by several Indiana community banks. There was also a decrease of $34,000 in gains on the sale of available-for-sale securities for the nine month period ending September 30, 2006 compared to the nine month period ending September 30, 2005 as the Banks have not sold any available-for-sale securities during 2006. Offsetting these decreases, there was an increase of $170,000 or 55% in service charges and other fees, as Shelby County Bank increased their fee structures during the third quarter of 2005 and also in the second quarter of 2006 on deposit accounts. There were also net increases in other income of $1,000.

Overall non-interest expense increased by approximately 4% for the nine months ended September 30, 2006 compared to the same period of 2005. Non-interest expenses totaled $5,549,000 for the nine month period ended September 30, 2006, compared to $5,337,000 during the nine month period ended September 30, 2005.

Changes in non-interest expenses consist of the following:

                                       NINE MONTHS ENDED
                                         SEPTEMBER 30,
                                    -----------------------     CHANGE
                                       2006         2005      FROM 2005
                                    ----------   ----------   ---------
Salaries and employee benefits      $2,901,600   $2,752,146   $149,454
Occupancy                              620,050      588,264     31,786
Federal deposit insurance               32,829       42,497     (9,668)
Data Processing                        503,174      465,730     37,444
Advertising and promotion              141,609      131,537     10,072
Bank fees and charges                   80,301       79,656        645
Director Fees                           87,200      108,500    (21,300)
Professional Fees                      564,900      445,740    119,160
Stationery, supplies and printing       90,395       90,530       (135)
Core deposit intangible                 51,723       51,723         --
Merger costs                                --       73,171    (73,171)
Other Expenses                         475,686      507,812    (32,126)
                                    ----------   ----------   --------
                                    $5,549,467   $5,337,306   $212,161
                                    ==========   ==========   ========

Major fluctuations in non-interest expense include an increase in salaries and employee benefits of $149,000. This increase is primarily the result of salary increases and in part due to the reclassification of the director fees during the second quarter of 2005 of both the Chief Executive of the Company and the Chairman of the Board at Shelby County Bank to salaries. Professional fees increased by $119,000, primarily the result of initial costs associated with the proposed sale of Paramount Bank's charter (see Note 11 of the Consolidated Financial Statements included herein) and the analysis and negotiation of another potential acquisition opportunity which was terminated before a transaction could be consummated. The target, a Central Indiana thrift, subsequently agreed to be purchased by another financial institution. Advertising and promotion expenses have increased $10,000 from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 due to an increase in these expenses at Paramount Bank associated with management's attention to promoting and marketing the Bank in its local area. Increases in data processing charges of $37,000 were due to volume increases in loans and deposits and the related servicing of those products. Occupancy expenses increased $32,000 due to additional depreciation expense pertaining to a new computer system implemented at Shelby County Bank. A major offset to the increases in non-interest expense was the absence of merger related costs of $73,000 relating to the terminated merger with Heartland Bancshares, Inc., as the majority of this expense category occurred during the first quarter of 2005. Additionally, director fees have decreased $21,000 for the period ended September 30, 2006 compared to the period ended September 30, 2005. This is the result of a change in the role of some directors who previously served on both Blue River Bancshares' Board of Directors as well as Shelby County Bank's Board of Directors and who currently only serve at the bank level. As stated previously, compensation for the Chief Executive of the Company and the Chairman of the Board of Shelby County Bank changed from directors fees to salaries during the second quarter ended June 30, 2005. Other non-interest expenses were reduced by $32,000, primarily the result of a reduction in collection expenses associated with other real estate owned.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets, a core capital ratio equal to
4.0 %, and 3.0% for banks with a composite rating of "1" and total risk-based capital of 8%. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At September 30, 2006, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of September 30, 2006:

                                                         SHELBY COUNTY BANK
                                         --------------------------------------------------      FDICIA REGULATIONS
                                            ACTUAL CAPITAL     MINIMUM FOR CAPITAL ADEQUACY   TO BE "WELL CAPITALIZED"
                                         -------------------   ----------------------------   ------------------------
                                            AMOUNT     RATIO          AMOUNT     RATIO              AMOUNT     RATIO
                                         -----------   -----        ----------   -----           -----------   -----
Tangible capital ratio                   $12,041,000    9.1%        $1,980,000    1.5%           $ 6,600,000    N/A
Core capital to average assets            12,041,000    9.1%         5,280,000    4.0%             6,600,000    5.0%
Tier 1 capital to risk weighted assets    12,041,000   11.6%         4,139,000    N/A              5,280,000    6.0%
Total capital to risk weighted assets     12,797,000   12.4%         8,279,000    8.0%            10,349,000   10.0%

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount Bank as of September 30, 2006:

                                                           PARAMOUNT BANK
                                         -------------------------------------------------      FDICIA REGULATIONS
                                           ACTUAL CAPITAL     MINIMUM FOR CAPITAL ADEQUACY   TO BE "WELL CAPITALIZED"
                                         ------------------   ----------------------------   ------------------------
                                           AMOUNT     RATIO          AMOUNT     RATIO             AMOUNT     RATIO
                                         ----------   -----        ----------   -----           ----------   -----
Tangible capital ratio                   $6,809,000    8.8%        $1,159,000    1.5%           $3,863,000    N/A
Core capital to average assets            6,809,000    8.8%         3,091,000    4.0%            3,863,000    5.0%
Tier 1 capital to risk weighted assets    6,809,000   10.4%         2,623,000    N/A             3,091,000    6.0%
Total capital to risk weighted assets     7,614,000   11.6%         5,246,000    8.0%            6,557,000   10.0%

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or reasonably likely to affect, the Company's internal control over financial reporting.

REASONABLE ASSURANCE LEVEL OF THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and Controller, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

                                        Blue River Bancshares, Inc.


Date: November 13, 2006                 By: /s/ Patrice M. Lima
                                            ------------------------------------
                                            Patrice M. Lima, Vice President,
                                            Controller
                                            (Principal Financial Officer & Chief
                                            Accounting Officer)

                                  EXHIBIT INDEX
                              Document Description

Exhibit No.
-----------
    10.1      Agreement and Plan of Reorganization by and between Blue River
              Bancshares, Inc. and FirstAtlantic Financial Holdings, Inc.
              (Incorporated by reference to the Registrant's Form 8-K, filed on
              September 19, 2006).

    31.1      Certification of Principal Executive Officer pursuant to Rule
              15d-14(a) of the 1934 Act.

    31.2      Certification of Principal Financial Officer pursuant to Rule
              15d-14(a) of the 1934 Act.

    32.1      Certification of Principal Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

    32.2      Certification of Principal Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.