Form 10KSB
period 2006-12-31
BLUE RIVER BANCSHARES INC
filed 2007-03-30
CIK 1055870

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

[ ] Transition report under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ____________ to ___________

                                   ----------

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

                    Issuer's telephone number (317) 398-9721

          Securities to be registered under Section 12 (b) of the Act:

    Title of each class                         Name of each exchange registered
    -------------------                         --------------------------------
Common Shares, No Par Value                        The NASDAQ Stock Market LLC

        Securities to be registered under Section 12 (g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

     Yes     No  X
         ---    ---

State issuer's revenues for the year ended December 31, 2006: $8,156,000

The aggregate market value of the voting common stock of the issuer held by non-affiliates, based upon the price of a share of common stock as quoted on the NASDAQ Capital Market on March 22, 2007 was $20,692,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,507,150 shares of common stock as of March 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 31, 2006): The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after December 31, 2006 is incorporated by reference into Part III hereof, and the Annual Report of Shareholders for the year ended December 31, 2006 is incorporated by reference into Part II hereof.

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

FORM 10-KSB TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
   Item 1  -   Description of Business...................................     4
   Item 2  -   Description of Property...................................    18
   Item 3  -   Legal  Proceedings........................................    19
   Item 4  -   Submission of Matters to a Vote of Security Holders.......    20

PART II
   Item 5  -   Market for Common Equity, Related Stockholder Matters.....    20
   Item 6  -   Management's Discussion and Analysis or Plan of
               Operation.................................................    20
   Item 7  -   Financial Statements......................................    20
   Item 8  -   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................    21
   Item 8A -   Controls and Procedures...................................    21
   Item 8B -   Other Information.........................................    21

PART III
   Item 9  -   Directors, Executive Officers, Promoters and Control
               Persons and Corporate Governance; Compliance with Section
               16(a) of the Exchange Act.................................    22
   Item 10 -   Executive Compensation....................................    22
   Item 11 -   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................    22
   Item 12 -   Certain Relationships and Related Transactions, and
               Director Independence.....................................    22
   Item 13 -   Exhibits..................................................    23
   Item 14 -   Principal Accountant Fees and Services....................    26
               Signature Page............................................    27
               Exhibits..................................................    28

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

On September 19, 2006, the Company entered into an Agreement and Plan of Reorganization with FirstAtlantic Financial Holdings, Inc. The Agreement provides for the transfer of all operating assets of Paramount Bank, a wholly-owned subsidiary of the Company in an inter-company transaction with another of the Company's wholly-owned subsidiaries, Shelby County Bank. The Agreement also provides for the sale of the charter of Paramount Bank to FirstAtlantic Financial Holdings, Inc. through a stock sale. In consideration thereof, FirstAtlantic Financial Holdings will make a cash payment to the Company in the amount of $1,675,000. After regulatory approval and following the completion of the transaction, the Company will operate Paramount Bank as a division of Shelby County Bank. The Company anticipates completing the transaction during the second quarter of 2007.

The financial statements of the Company as of December 31, 2006 are presented on a consolidated basis, including the Company's two major subsidiaries, Shelby County Bank and Paramount Bank (collectively the "Banks").

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

The Banks' offices are located in the Indiana cities of Shelbyville, Morristown and St. Paul in Shelby County, Indiana, and a loan production office in Fishers which is in Hamilton County, Indiana. There is also one office in the city of Lexington, Fayette County, Kentucky. The retail strategy of the Banks is to offer a wide range of basic banking products and services that are reasonably priced and easily understood by the customer. The Banks' commercial strategy centers on small to medium-sized businesses.

LENDING ACTIVITIES

The Banks offer short and long-term real estate, consumer, commercial and other loans to individuals and businesses in their market areas. While each loan must meet minimum underwriting standards established in the Banks' credit policies, lending officers are granted certain levels of autonomy in approving loans to assure that the Banks are responsive to competitive issues and community needs. The loan approval process also includes various levels of loan committees which have authority above those limits of individual officers. Again, the structure is such that customer service remains a priority while the appropriate oversight of credit quality and pricing is maintained.

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

Agricultural loans are available solely to highly credit worthy and local customers or to government guarantee programs. These loans comprise a small percentage of the current portfolios and are made only to serve the needs within the local communities. These loans consist of both real estate and operating lines of credit.

The overall portfolio mix in the banks is monitored to ensure that Qualified Thrift Lender status is maintained.

FUNDING SOURCES

The Company's current funding is from current liquid assets. Funding of the acquisition of Paramount Bank was partially funded with a term loan from Union Federal Bank of Indianapolis. This $4,000,000 loan was originally for a period of ten years. The first two years of payments were interest only with the remaining eight years requiring a full amortization with principal and interest payments. On June 30, 2005, the Credit Agreement was amended to increase the outstanding principal amount of the term loan to $6,000,000, to extend the maturity of the term loan until June 30, 2008, and to make the contribution of capital to Shelby County Bank as a purpose of the loan. The term loan was secured by the capital stock of the Banks. The interest rate was tied to prime for the full term of the loan. The spread above prime could be adjusted downward based on performance criteria of the Banks. Further, a $500,000 deposit was made at the lending bank and was held as collateral for the term loan.

On April 20, 2006, the Company established a Delaware trust subsidiary, Blue River Bancshares Trust I, which completed the sale of $7 million of trust preferred securities. Blue River Bancshares Trust I issued the trust preferred securities at a rate equal to the three-month LIBOR rate plus 1.55%. The trust preferred securities mature in 30 years and may be called without penalty on or after June 30, 2011. Blue River Bancshares Trust I simultaneously issued 217 of the trust's common securities to the Company for a purchase price of $217,000, which, together with the trust preferred securities, constitutes all of the issued and outstanding securities of the trust. Blue River Bancshares Trust I used the proceeds from the sale of the trust preferred securities to purchase the Company's unsecured junior subordinated deferrable interest notes due June 30, 2036 (the "Debenture"). The net proceeds from the offering were used by the Company to pay all amounts due under and terminate, its $6 million credit facility with Union Federal Bank of Indianapolis. In conjunction with the termination of the Credit Agreement, all collateral securing the obligations under the Credit Agreement, including the capital stock of Shelby County Bank and Paramount Bank and the $500,000 deposit was released. The additional proceeds were used for general corporate purposes.

The Debenture was issued pursuant to a Junior Subordinated Indenture between the Company and Wilmington Trust Company dated April 20, 2006 (the "Indenture"). The interest payments by the Company will be used by the trust to pay the quarterly distributions to the holders of the trust preferred securities. The Indenture permits the Company to redeem the Debenture after June 30, 2011.

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

GROWTH STRATEGY

The Company's growth strategy includes growing internally and expanding into new and complementary markets when opportunities may arise. The Company believes it currently has an infrastructure that will allow for growth.

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

On December 19, 2005, IDEM issued a letter to the Company indicating that the closure report was approved. IDEM issued a Certificate of Completion on January 30, 2006 (which is recorded) and the Governor of the State of Indiana issued a Covenant Not to Sue.

Additionally, IDEM and the U.S. Environmental Protection Agency ("EPA") have a Memorandum of Agreement that provides in substance that once a Certificate of Completion has been issued by IDEM, unless the site poses an immediate and substantial threat to human health and the environment, EPA will not plan or anticipate any federal action under the Superfund law.

SERVICE CORPORATION SUBSIDIARY

Shelby County Bank wholly owns two subsidiaries. First Tier One Corporation, an Indiana corporation, held common stock issued by Intrieve, Inc., the Bank's previous data processing provider. Through March 1994, First Tier One Corporation offered tax-deferred annuity products. With the conversion of the data processing system, the stock in Intrieve was repurchased by Intrieve in 2003. The Shelby Group, Inc., an Indiana corporation, offered a full line of insurance products, including health, life, auto and medical insurance. The Bank ceased the operations of The Shelby Group, Inc. as of November 1, 1996. Paramount Bank does not own any subsidiaries.

EMPLOYEES

As of December 31, 2006, the Banks employed 56 persons on a full-time basis and 14 persons on a part-time basis. Of the Banks' 56 full time employees, the Company employed 3 of them on a part-time basis. In addition the Company employed 3 persons on a full-time basis. None of the Banks' employees are represented by a collective bargaining group. Management of the Company considers its employee relations to be good.

MARKET AREA

The Banks' primary service areas are Shelby County, Indiana which is located approximately 25 miles southeast of Indianapolis, Indiana, and the city of Lexington and Fayette County, Kentucky. The Banks also consider contiguous counties and surrounding areas to be service areas and intend to provide banking services into those surrounding markets.

According to the 2005 Census, Shelby County Indiana's population is 43,766, ranked 33rd of 92 Indiana counties. The population increased by 7.8% compared to the 1990 census. The population of Shelby County is projected to remain at 33rd among the 92 counties in population growth projected to 2010. Shelby County businesses employed 22,756 full and part-time workers in 2005. The Shelby County total payrolls are comprised of 96.8% from non-farm employment, with the most prevalent segments being manufacturing, other private, and retail. The unemployment rate in Shelby County was 4.0% in November 2006, compared to a state average of 4.5% in Indiana.

Total deposits held by Shelby County financial institutions were $474 million at June 30, 2006, according to the FDIC/OTS Summary of Deposits Report.

Fayette County Kentucky's population according to the estimated 2005 Census was 268,080, ranked 2nd of 120 Kentucky counties. The population has increased by 2.2% since the 2000 census. The civilian labor force of Fayette County was 153,665 in November, 2006. The Fayette County total payrolls are comprised mostly from non-farm employment, with the most prevalent segments being government, services, retail and manufacturing. According to the U.S. Department of Labor, Bureau of Labor Statistics, the Fayette County unemployment rate was 4.6% in 2005 compared to a state average of 6.1% for Kentucky.

Total deposits held by Fayette County financial institutions as of June 30, 2006 were $5.2 billion according to the FDIC/OTS Summary of Deposits report.

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

REGULATION OF THE COMPANY UNDER THE HOME OWNERS' LOAN ACT

As the holding company for the Banks, the Company is regulated as a "multiple savings and loan holding company" within the meaning of Home Owners' Loan Act (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a multiple savings and loan holding company, the Banks are subject to certain restrictions in their dealings with the Company and with other companies affiliated with the Company.

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

REGULATION OF THE BANKS

The Banks are federally chartered Savings Association Insurance Fund ("SAIF") insured savings associations. As such, the Banks are subject to extensive regulation by the OTS and the FDIC. For example, the Banks must obtain OTS approval before they may engage in certain activities and must file reports with the OTS regarding their activities and financial condition. The OTS periodically examines the Banks' books and records and, in conjunction with the FDIC, due to SAIF insurance, in certain situations, has examination and enforcement powers. This supervision and regulation is intended primarily for the protection of depositors and federal deposit insurance funds. The semi-annual assessment owed to the OTS, which is based upon a specified percentage of deposits, is approximately $22,000 for Shelby County Bank and $16,000 for Paramount Bank or an aggregate amount of $38,000.

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

As a member of a FHLB, each Bank is required to purchase and maintain stock in the FHLB in which it is a member in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2006, Shelby County Bank's investment in stock of the FHLB of Indianapolis was $1,745,000 and Paramount Bank's investment in stock of the FHLB of Cincinnati was $619,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 2006, cash and stock dividends paid to Shelby County Bank by the FHLB of Indianapolis totaled approximately $106,000, and dividends paid to Paramount Bank by the FHLB of Cincinnati totaled approximately $35,000 for an aggregate amount of $141,000 at an annual rate of 5.11%.

SAVINGS ASSOCIATION REGULATORY CAPITAL. Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 4% of total assets, 3% for savings associations with a composite rating of 1. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, certain non-withdrawable accounts, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2006, the Banks were in compliance with all capital requirements imposed by law.

The following is a summary of Shelby County Bank's regulatory capital and capital requirements at December 31, 2006:

                                                            AS OF DECEMBER 31, 2006
                                         -------------------------------------------------------------
                                                                                    FDICIA REGULATIONS
                                                                   MINIMUM FOR             TO BE
                                            ACTUAL CAPITAL      CAPITAL ADEQUACY    "WELL CAPITALIZED"
                                         -------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                         -----------   -----   ----------   -----   ----------   -----
Tangible capital ratio                   $12,300,000    9.1%   $2,032,000    1.5%          N/A    N/A
Core capital to average assets            12,300,000    9.1%    5,419,000    4.0%    6,773,000    5.0%
Tier 1 capital to risk weighted assets    12,300,000   11.6%          N/A    N/A     6,378,000    6.0%
Total capital to risk weighted assets     12,950,000   12.2%    8,504,000    8.0%   10,630,000   10.0%

The following is a summary of Paramount Bank's regulatory capital and capital requirements at December 31 2006:

                                                            AS OF DECEMBER 31, 2006
                                         ------------------------------------------------------------
                                                                                   FDICIA REGULATIONS
                                                                  MINIMUM FOR             TO BE
                                           ACTUAL CAPITAL      CAPITAL ADEQUACY    "WELL CAPITALIZED"
                                         ------------------   ------------------   ------------------
                                           AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT    RATIO
                                         ----------   -----   ----------   -----    ---------   -----
Tangible capital ratio                   $6,823,000    7.9%   $1,295,000    1.5%          N/A    N/A
Core capital to average assets            6,823,000    7.9%    3,453,000    4.0%    4,317,000    5.0%
Tier 1 capital to risk weighted assets    6,823,000    9.5%          N/A    N/A     4,310,000    6.0%
Total capital to risk weighted assets     7,638,000   10.6%    5,747,000    8.0%    7,184,000   10.0%

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

LOANS TO ONE BORROWER. The Banks may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2006, the Banks did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

QUALIFIED THRIFT LENDER. Savings associations must meet a QTL test. If the Banks maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as QTLs, the Banks will continue to enjoy full borrowing privileges from the FHLB. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets in an amount not exceeding 20% of total assets). In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2006, the Banks were in compliance with their QTL requirements, with approximately 89.08% of the assets of Shelby County Bank and 81.60% of the assets of Paramount Bank invested in QTIs.

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

INSURANCE OF DEPOSITS. The Banks' deposits are insured up to statutorily prescribed limits by the FDIC. Insurance premiums for insured institutions are determined based upon the institution's capital level and supervisory rating and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund. The assessment rate is applied to the amount of the bank's deposits to determine the institutions insurance premium.

On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 was enacted. Under the legislation, the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") were merged into a new Deposit Insurance Fund (the "DIF"). Prior to the merger of the SAIF and BIF, the Banks' deposits were insured under the SAIF.

The Federal Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:

          - adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

          - increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000, subject to adjustment based upon an inflation index;

          - providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plans);

          - allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment based at the end of 1996;

          - establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

          - revising the rules and procedures for risk-based premium assessments.

Under the Federal Deposit Insurance Reform Act of 2005 Shelby County Bank received a one-time assessment credit of $90,478 that can be applied against 2007 and future premiums, subject to certain limitations.

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

As mandated by FDICIA, the federal banking regulators have specified by regulation the relevant capital measures at which an insured depository institution is deemed well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the FDIC's regulations implementing the prompt corrective action provisions of FDICIA, a bank will be deemed to be: (i) well capitalized if the bank has a total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater and leverage ratio of 5% or greater; (ii) adequately capitalized if the bank has a total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater and leverage ratio of 4% or greater (3% for the most highly rated banks); (iii) undercapitalized if the bank has a total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of 4% or less and leverage ratio of less than 4% (less than 3% for the most highly rated banks); (iv) significantly undercapitalized if the bank has a total risk-based capital ratio of less than 6%, Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and (v) critically undercapitalized if the bank has a ratio of tangible equity to total assets of 2% or less. At December 31, 2006, the Banks were categorized as "well capitalized," and not subject to regulatory order, agreement or directive to meet and maintain a specific level for any capital measure. However, there are no assurances that the Banks will maintain their "well capitalized" status.

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

CONSUMER BANKING. The Banks' business include making a variety of types of loans to consumers. In making these loans, the Banks are subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, Fair Credit Reporting Act, Truth in Lending Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, restrict disclosure of financial information to others and regulate the mortgage loan servicing activities of the Banks, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and servicers under the National Flood Insurance Program. See "Supervision and Regulation -- Regulatory Developments." In receiving deposits, the Banks will be subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act and the

FDI Act. Violation of these laws could result in the imposition of significant damages and fines upon the Banks, their directors and officers.

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

FORWARD LOOKING STATEMENTS

A cautionary note about forward-looking statements. In its oral and written communication, the Company from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect", "may", "could", "intend", "project", "estimate", "believe" or "anticipate." The Company may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Form 10-KSB, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events. By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the 2006 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated in Item 6 of this Form 10-KSB, lists some of the factors which could cause the Company's actual results to materially differ from those in any forward-looking statements. Your attention is directed to this discussion which can be found in
Exhibit 13 to this Form 10-KSB. Other uncertainties which could affect the Company's future performance include changes in interest rates, the effects of competition, technological changes and regulatory developments; changes in fiscal, monetary and tax policies; market, economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets. Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by the Company in its other filings from time to time when considering any forward-looking statement.

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

Facilities of the Company's subsidiary, Shelby County Bank, include its Main Office, Rampart Office, and St. Paul Office, which are owned and its Morristown Office and Fishers Office which are leased. The leases expire on December 17, 2018 and August 6, 2007 respectively. The lease at the Fishers Office will have an initial term of six months and shall automatically renew for successive six month terms and may be terminated in writing not less than ninety days prior to the end of the then-existing term.

Facilities of the Corporation's subsidiary, Paramount Bank, include its Main Office which is leased. The lease for the Main Office expires on January 15, 2011.

In the opinion of management, the Banks' properties are adequately covered by insurance.

                                                        NET BOOK VALUE
                                                         OF PROPERTY,    APPROXIMATE
                                          YEAR OPENED    FURNITURE AND      SQUARE
DESCRIPTION AND ADDRESS                   OR ACQUIRED       FIXTURES       FOOTAGE
-----------------------                   -----------   --------------   -----------
Shelbyville Main Office
29 East Washington St.                        1975        $1,176,781        15,000

Shelbyville Rampart Office
34 Rampart Street                             1995        $  465,932         3,000

Morristown Office (leased property)
127 East Main Street                          1995        $   32,097         1,800

Fishers Office (leased property)
10150 Lantern Road                            2007        $        0           364

St. Paul Office
105 County Line Road                          1989        $   40,689         1,476

Lexington Kentucky Office
2424 Harrodsburg Road (leased property)       1999        $  462,739         8,472

ITEM 3. LEGAL PROCEEDINGS

In August 1993, Shelby County Savings Bank discovered the presence of petroleum compounds in both the soil and groundwater underlying the property at the St. Paul branch of the Bank. (See complete discussion of this proceeding in Item 1.)

On or about September 27, 2005, Atomic Plastics, LLC filed a complaint against Shelby County Bank, East Penn Manufacturing Co., Inc. and Richard A. Borton. Atomic Plastics, LLC claims that a former owner and employee (Richard A. Borton) deposited checks payable to Atomic Plastics from East Penn Manufacturing, which deposits were made into an account with Shelby County Bank. Atomic Plastic contends Shelby County Bank was negligent in allowing Mr. Borton to negotiate the checks and allowing him to open an account. As of December 31, 2005, Shelby County Bank filed an Answer and an Amended Complaint was filed on December 23, 2005. During 2006, depositions have been taken of a number of individuals and three additional depositions are scheduled in March, 2007. Shelby County Bank has filed a Motion for Summary Judgment which is scheduled to be heard in May, 2007. Management intends to vigorously defend this case. Based upon the facts known as of this date, the attorney for Shelby County Bank anticipates a favorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          In conjunction with a public offering of common stock completed in the second quarter of 1998, the Company obtained approval for quotation on the National Association of Securities Dealers Automated Quotation System Small-Cap Market ("NASDAQ") under the symbol "BRBI." During 2006, the Company satisfied all requirements for continued inclusion on, and was traded on, NASDAQ.

          As of March 22, 2007, there were 182 shareholders of record of Blue River common stock.

          The following table sets forth the high and low sale prices for Blue River common stock for the quarters during the years indicated, as reported by NASDAQ. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                      2006            2005
                 -------------   -------------
                  HIGH    LOW     HIGH    LOW
                 -----   -----   -----   -----
First Quarter    $6.94   $5.14   $5.57   $5.05
Second Quarter    6.92    6.25    5.34    4.77
Third Quarter     6.94    6.00    5.40    5.04
Fourth Quarter    6.50    5.92    5.41    5.00

          On July 25, 2006 a quarterly dividend of $.015 per share was declared by the Board of Directors, payable September 1, 2006, to the shareholders of record as of August 15, 2006. On October 24, 2006 a quarterly dividend of $.0175 per share was declared by the Board of Directors, payable December 1, 2006, to the shareholders of record as of November 15, 2006. Subsequently, on January 23, 2007 a quarterly dividend of $.02 per share was declared by the Board of Directors, payable March 1, 2007, to the shareholders of record as of February 15, 2007.

          The Company did not declare any dividend on its shares of common stock during 2005. Future dividend payments by the Company are subject to regulatory and legal limitations and may be dependent upon dividends paid to the Company by the Banks. See "Business-Supervision and Regulation".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Pages 31 through 62 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2006 are incorporated herein by reference in regard to this item.

ITEM 7. FINANCIAL STATEMENTS

          Pages 63 through 100 inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 2006 are incorporated herein by reference in regard to this item.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or reasonably likely to affect, the Company's internal control over financial reporting.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.

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

2.02      Agreement and Plan of Reorganization, by and between Blue River
          Bancshares, Inc. and First Atlantic Financial Holdings, Inc., dated
          September 18, 2006 (Incorporated by reference to the Registrant's Form
          8-K, filed on September 19, 2006)

2.03      Stock Option Agreement, dated August 31, 2004, by and between
          Heartland Bancshares, Inc. and Blue River Bancshares, Inc.
          (Incorporated by reference to the Registrant's Form 8-K, filed on September 7, 2004)

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

10.12 Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30, 2004)

10.13     First Amendment to Credit Agreement with Union Federal Bank
          (Incorporated by reference to the Registrant's Form 8-K, filed on January 5, 2005)

10.14     Second Amendment to Credit Agreement with Union Federal Bank
          (Incorporated by reference to the Registrant's Form 8-K, filed on April 1, 2005)

10.15     Third Amendment to Credit Agreement with Union Federal Bank
          (Incorporated by reference to the Registrant's Form 8-K, filed on July
          5, 2005)

10.16     Summary of compensation arrangements with Randy J. Collier
          (Incorporated by reference to the Registrant's Form 8-K filed on January 26, 2006) (1)

10.17     Severance Agreement and Release, dated October 4, 2004, by and between
          Blue River Bancshares, Inc. and Lawrence T. Toombs (Incorporated by reference to the Registrant's Form 8-K, filed on October 4, 2004)

10.18     Summary of compensation arrangements with Randy J. Collier
          (Incorporated by reference to the Registrant's Form 8-K, filed on March 28, 2005) (1)

10.19 Summary of cash bonus paid to Russell Breeden, III (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.20     Amended and Restated Declaration of Trust among Blue River Bancshares,
          Inc., as Depositor, Wilmington Trust Company as property trustee,
          Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (Incorporated by reference to the Registrant's Form 8-K, filed April 26, 2006)

10.21 Summary of compensation arrangements with Steven R. Abel (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.22 Junior Subordinated Indenture between Blue River Bancshares Trust I and Wilmington Trust Company, as trustee (Incorporated by reference to the Registrant's Form 8-K, filed April 26, 2006)

10.23 Guarantee Agreement between Blue River Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

10.24 Placement Agreement between Blue River Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

13        The Annual Report to Shareholders of the Registrant for the year ended
          December 31, 2006 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual
          Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

21        Subsidiaries of the Registrant

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

32.2      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Management Compensatory Plan or Arrangement

(2)  Management Employment Contract

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          This information is omitted from this report pursuant to General Instruction E. (3) of Form 10-KSB as the Company intends to file with the Commission its definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        Blue River Bancshares, Inc.
                                        (Registrant)


Date: March 30, 2007                    /s/ Russell Breeden, III
                                        ----------------------------------------
                                        Russell Breeden, III
                                        Chairman of the Board
                                        Chief Executive Officer, & President
                                        (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 2007                    /s/ Patrice M. Lima
                                        ----------------------------------------
                                        Patrice M. Lima
                                        Vice President & Controller
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)


Date: March 30, 2007                    /s/ Steven R. Abel
                                        ----------------------------------------
                                        Steven R. Abel,
                                        Vice Chairman of the Board


Date: March 30, 2007                    /s/ Wayne C. Ramsey
                                        ----------------------------------------
                                        Wayne C. Ramsey, Director


Date: March 30, 2007                    /s/ Wendell L. Bernard
                                        ----------------------------------------
                                        Wendell L. Bernard, Director


Date: March 30, 2007                    /s/ Peter G. DePrez
                                        ----------------------------------------
                                        Peter G. DePrez, Director


Date: March 30, 2007                    /s/ John Robert Owens
                                        ----------------------------------------
                                        John Robert Owens, Director


Date: March 30, 2007                    /s/ Robert J. Salyers
                                        ----------------------------------------
                                        Robert J. Salyers, Director


Date: March 30, 2007                    /s/ John Eckart
                                        ----------------------------------------
                                        John Eckart, Director

EXHIBIT INDEX

(a) The following Exhibits are being filed as part of this 10-KSB:

2.01 Agreement of Affiliation and Merger, dated August 31, 2004, by and among Blue River Bancshares, Inc., Shelby County Bank, Heartland
          Bancshares, Inc. and Heartland Community Bank (Incorporated by reference to the Registrant's Form 8-K, filed on September 1, 2004)

2.02      Agreement and Plan of Reorganization, by and between Blue River
          Bancshares, Inc. and First Atlantic Financial Holdings, Inc., dated
          September 18, 2006 (Incorporated by reference to the Registrant's Form
          8-K, filed on September 19, 2006)

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

10.12 Credit Agreement with Union Federal Bank (Incorporated by reference to the Registrant's Form 10-KSB, filed on March 30, 2004)

10.13     First Amendment to Credit Agreement with Union Federal Bank
          (Incorporated by reference to the Registrant's Form 8-K, filed on January 5, 2005)

10.14     Second Amendment to Credit Agreement with Union Federal Bank
          (Incorporated by reference to the Registrant's Form 8-K, filed on April 1, 2005)

10.15     Third Amendment to Credit Agreement with Union Federal Bank
          (Incorporated by reference to the Registrant's Form 8-K, filed on July
          5, 2005)

10.16     Summary of compensation arrangements with Randy J. Collier
          (Incorporated by reference to the Registrant's Form 8-K filed on January 26, 2006) (1)

10.17     Severance Agreement and Release, dated October 4, 2004, by and between
          Blue River Bancshares, Inc. and Lawrence T. Toombs (Incorporated by reference to the Registrant's Form 8-K, filed on October 4, 2004)

10.18     Summary of compensation arrangements with Randy J. Collier
          (Incorporated by reference to the Registrant's Form 8-K, filed on March 28, 2005) (1)

10.19 Summary of cash bonus paid to Russell Breeden, III (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.20     Amended and Restated Declaration of Trust among Blue River Bancshares,
          Inc., as Depositor, Wilmington Trust Company as property trustee,
          Wilmington Trust Company, as Delaware trustee, and the Administrators named therein (Incorporated by reference to the Registrant's Form 8-K, filed April 26, 2006)

10.21 Summary of compensation arrangements with Steven R. Abel (Incorporated by reference to the Registrant's Form 8-K, filed on April 8, 2005) (1)

10.22 Junior Subordinated Indenture between Blue River Bancshares Trust I and Wilmington Trust Company, as trustee (Incorporated by reference to the Registrant's Form 8-K, filed April 26, 2006)

10.23 Guarantee Agreement between Blue River Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

10.24 Placement Agreement between Blue River Bancshares, Inc., as guarantor, and Wilmington Trust Company, as guarantee trustee (Incorporated by reference to the Registrant's Form 8-K, filed on April 26, 2006)

13        The Annual Report to Shareholders of the Registrant for the year ended
          December 31, 2006 (Except for the pages and information thereof expressly incorporated by reference in this Form 10-KSB, the Annual
          Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this Form 10-KSB)

21        Subsidiaries of the Registrant

31.1      Certification for the Annual Report on Form 10-KSB by the Principal
          Executive Officer

31.2      Certification for the Annual Report on Form 10-KSB by the Principal
          Financial Officer

32.1      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Management Compensatory Plan or Arrangement

(2)  Management Employment Contract