Form 10QSB
period 2007-03-31
BLUE RIVER BANCSHARES INC
filed 2007-05-15
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


           (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

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

As of May 15, 2007 there were 3,507,150 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format.
(Check one):                      Yes        No  x
                                      ----      ----

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                          NUMBER
                                                                                          ------
PART I.    FINANCIAL INFORMATION:

       Item 1.      Financial Statements:

                    Consolidated Balance Sheets (Unaudited)
                    as of March 31, 2007 and December 31, 2006                                 3

                    Consolidated Statements of Income and Comprehensive Income
                    (Unaudited) for the three months ended March 31, 2007 and 2006             4

                    Consolidated Statements of Cash Flows (Unaudited) for the                  5
                    three months ended March 31, 2007 and 2006

                    Notes to Consolidated Financial Statements (Unaudited)                   6-9

       Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              10-20

       Item 3.      Controls and Procedures                                                   21


PART II.   OTHER INFORMATION:                                                                 21

       Item 1.      Legal Proceedings

       Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

       Item 3.      Defaults upon Senior Securities

       Item 4.      Submission of Matters to a Vote of Security Holders

       Item 5.      Other information

       Item 6.      Exhibits

SIGNATURE PAGE                                                                                22

EXHIBIT INDEX                                                                                 23

PART 1   FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
--------------------------------------------------------------------------------

                                                                             MARCH 31,         DECEMBER 31,
ASSETS                                                                         2007               2006
ASSETS:
  Cash and cash equivalents:
    Cash and due from banks                                                $   4,359,995      $   4,525,905
    Interest-bearing deposits                                                    418,823          5,187,485
                                                                           -------------      -------------

           Total cash and cash equivalents                                     4,778,818          9,713,390

  Securities available for sale                                               21,194,366         21,906,818
  Securities held to maturity                                                     13,224             13,661
  Loans receivable, net of allowance for loan losses of $1,921,623
    and $1,896,618                                                           192,134,030        181,875,004
  Stock in FHLB and other restricted stock, at cost                            2,401,700          2,401,700
  Current and deferred income taxes, net                                       2,738,676          2,901,625
  Premises and equipment, net                                                  2,117,242          2,178,238
  Other real estate owned                                                        397,000            232,740
  Accrued interest receivable and other assets                                 1,946,555          1,890,536
  Core deposit intangible                                                        224,137            241,378
  Goodwill                                                                     3,159,051          3,159,051
                                                                           -------------      -------------

TOTAL ASSETS                                                               $ 231,104,799      $ 226,514,141
                                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Interest bearing deposits                                                $ 161,206,207      $ 156,687,627
  Non-interest bearing deposits                                               23,166,707         27,425,491
  Fed funds purchased                                                          2,342,000                -
  Advances from FHLB                                                          17,986,013         16,037,854
  Subordinated debt                                                            7,217,000          7,217,000
  Accrued interest and other liabilities                                       1,173,421          1,326,104
                                                                           -------------      -------------
           Total liabilities                                                 213,091,348        208,694,076
                                                                           -------------      -------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 2,000,000 shares
    authorized, none issued                                                            -                  -
  Common stock, no par value, 15,000,000 shares authorized, 3,507,150
    shares issued and outstanding                                             25,164,599         25,157,039
  Accumulated deficit                                                         (6,780,018)        (6,889,272)
  Accumulated other comprehensive (loss)                                        (371,130)          (447,702)
                                                                           -------------      -------------
           Total shareholders' equity                                         18,013,451         17,820,065
                                                                           -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 231,104,799      $ 226,514,141
                                                                           =============      =============


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

                                                                                 2007            2006
INTEREST INCOME:
  Loans receivable                                                            $ 3,734,219     $ 2,996,888
  Securities                                                                      237,926         262,915
  Interest-bearing deposits and other                                              30,973          85,015
  Dividends from FHLB and other equity securities                                  33,041          35,397
                                                                              -----------     -----------
           Total interest income                                                4,036,159       3,380,215
                                                                              -----------     -----------

INTEREST EXPENSE:
  Interest expense on deposits                                                  1,563,229       1,172,059
  Interest expense on FHLB and other borrowings                                   299,031         291,074
                                                                              -----------     -----------
           Total interest expense                                               1,862,260       1,463,133
                                                                              -----------     -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                            2,173,899       1,917,082
PROVISION FOR LOAN LOSSES                                                         154,081          68,000
                                                                              -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             2,019,818       1,849,082
                                                                              -----------     -----------

NON-INTEREST INCOME:
  Service charges and fees                                                        110,866         163,111
  Secondary market mortgage fees                                                   33,504         100,139
  Gain on sale and impairment of other real estate owned and other assets               -         (12,758)
  Other                                                                            50,591          57,037
                                                                              -----------     -----------
           Total non-interest income                                              194,961         307,529
                                                                              -----------     -----------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                1,051,254         977,147
  Premises and equipment                                                          249,412         197,324
  Federal deposit insurance, KY state tax and OTS assessment                       49,811          55,971
  Data processing                                                                 174,820         162,890
  Advertising and promotion                                                        25,734          51,622
  Bank fees and charges                                                            25,457          26,366
  Directors fees                                                                   31,400          26,400
  Professional fees                                                               144,376         134,122
  Stationery, supplies and printing                                                22,785          18,506
  Core deposit intangible                                                          17,241          17,241
  Other                                                                           129,145         119,926
                                                                              -----------     -----------
           Total non-interest expense                                           1,921,435       1,787,515
                                                                              -----------     -----------

INCOME BEFORE INCOME TAX                                                          293,344         369,096
INCOME TAX EXPENSE                                                                113,948         140,887
                                                                              -----------     -----------
NET INCOME                                                                    $   179,396     $   228,209
                                                                              ===========     ===========
COMPREHENSIVE INCOME                                                          $   255,968     $    85,666
                                                                              ===========     ===========
Basic and diluted earnings per share                                          $      0.05     $      0.07
                                                                              ===========     ===========


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


                                                                                     2007              2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $    179,396      $    228,209
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                      91,371           124,672
    Net amortization (accretion) of securities                                          6,694            10,709
    Provision for loan losses                                                         154,081            68,000
    FHLB stock dividends                                                                    -            (8,200)
    Loss on sale/disposal/impairment of premises, equipment and other assets                -            12,758
    Stock compensation expense                                                          7,560             6,881
  Changes in assets and liabilities:
    Accrued interest receivable and other assets                                       57,928           119,528
    Accrued interest payable and other liabilities                                   (152,682)         (230,892)
                                                                                 ------------      ------------
           Net cash from operating activities                                         344,348           331,665
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded, net of collections                                                (10,576,910)       (5,020,778)
  Maturities and paydowns of securities available-for-sale                            831,332           800,049
  Maturities and paydowns of securities held to maturity                                  437               524
  Purchase of premises and equipment                                                  (18,665)         (310,899)
  Proceeds from sale of real estate owned                                                   -           298,970
                                                                                 ------------      ------------
           Net cash from investing activities                                      (9,763,806)       (4,232,134)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                      (70,143)                -
  Net change in fed funds purchased                                                 2,342,000           803,000
  Net change in short term FHLB advances                                            1,952,542           515,389
  Net increase (decrease) in deposits                                                 260,487       (10,802,780)
                                                                                 ------------      ------------
           Net cash from financing activities                                       4,484,886        (9,484,391)
                                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    (4,934,572)      (13,384,860)

CASH AND EQUIVALENTS, Beginning of period                                           9,713,390        20,176,866
                                                                                 ------------      ------------

CASH AND EQUIVALENTS, End of period                                              $  4,778,818      $  6,792,006
                                                                                 ============      ============


See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE PERIODS ENDED MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------


1.    BASIS OF CONSOLIDATION AND PRESENTATION

      The unaudited consolidated financial statements include the accounts of Blue River Bancshares, Inc. (the "Company") and its wholly owned subsidiaries Shelby County Bank and Paramount Bank (collectively the "Banks") and the wholly owned subsidiaries of Shelby County Bank. A summary of significant accounting policies is set forth in Note 1 of the Notes to the Consolidated Financial Statements of the Company included in the December 31, 2006 Annual Report to Shareholders.

      The accompanying consolidated interim financial statements at March 31, 2007, and for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

      In accordance with SFAS No. 131, the Company has disclosed all required information relating to its one operating segment, community banking.

2.    DESCRIPTION OF BUSINESS

      The Banks provide financial services to south central Indiana through its main office in Shelbyville, three other full service branches in Shelbyville, Morristown, and St. Paul, and a recently opened loan production office located in Fishers, Indiana, and to the city of Lexington, and Fayette County, Kentucky through one office located in Lexington, Kentucky.

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

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ----------------------------
                                                                    2007              2006
Basic earnings per share:
  Weighted average common shares                                 3,507,150          3,507,150
                                                                 =========          =========

Diluted earnings per share:
  Weighted average common shares                                 3,507,150          3,507,150
  Dilutive effect of stock options                                   3,878              2,794
                                                                 ---------          ---------
  Weighted average common shares and incremental shares          3,511,028          3,509,944
                                                                 =========          =========

      For the three months ended March 31, 2007 and March 31, 2006, 176,450 and 152,450 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

 4.   STOCK BASED COMPENSATION

      SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, awards that are granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested stock options that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all options are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

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

      The fair value of stock options is estimated at the grant date using the Black Scholes Option Pricing Model. This model requires a number of assumptions, including expected dividend yields, expected stock price volatility, risk-free interest rates and an expected life of the options. Although the assumptions are used to reflect management's best estimate, they involve uncertainties based on market conditions generally outside the control of the Company. If future market conditions are different than the assumptions used, stock-based employee compensation expense could be considerably different. The weighted average volatility for the current period was developed using historical volatility for periods equal to the expected life of the options. An increase in the weighted average volatility assumption will increase stock compensation expense. The risk-free interest rate was developed using U.S. Treasury yields for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense. The expected life is currently based upon the contractual term and the vesting life of the options. The post-vesting termination behavior is based on historical data. In the future, the Company will monitor the average period of vesting in order to adjust assumptions of the expected life of the options as well as the post-vesting termination rate.

      The following table summarizes the assumptions used to calculate the weighted average volatility, risk-free interest rates, expected life and the fair value of the stock option grants for the three months ended March 31, 2007 and 2006.


                                                        MARCH 31,     MARCH 31,
                                                          2007          2006
Weighted average volatility                                 27.3%         28.8%
Risk-free interest rate                                     4.76%         5.25%
Expected life (in years)                                     7.0           5.0
Weighted average fair value of options granted          $   2.40      $   1.86
Number of options granted                                 24,000        18,500


      As of March 31, 2007, the Company expensed approximately $8,000 pre-tax in stock based employee compensation. The remaining un-recognized compensation expense of $82,000 will be recognized through the year ending December 31, 2011 in accordance with SFAS 123R.

5.    NEW ACCOUNTING PRONOUNCEMENTS

      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

      The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on the Company's financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and combined unitary returns in the states of Indiana and Kentucky. These returns are subject to examination by taxing authorities for all years after 2002.

6.    NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

      In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

      In February 2007, the FASB issued Statement No. 159, The Fair Value of Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 which is effective as of the beginning of the first fiscal year that begins on or after November 15, 2007, provided that the Company also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company has not completed its evaluation of the impact of the adoption of this standard.

7.    DIVIDENDS

      On January 23, 2007 a quarterly dividend of $.02 per share was declared by the Board of Directors, payable March 1, 2007, to the shareholders of record as of February 15, 2007.

8.    SUBSEQUENT EVENTS

      On April 24, 2007 a quarterly dividend of $.0225 per share was declared by the Board of Directors, payable June 1, 2007, to the shareholders of record as of May 15, 2007.

      Also on April 24, 2007, the Board of Directors approved the immediate implementation of a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to 50,000 shares of its common stock, which represents approximately 1.425% of the Company's outstanding common stock. Shares will be repurchased from time-to-time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities and banking laws and regulations. The extent to which the Company repurchases shares of its common stock and the timing of such repurchases will depend upon stock price, general economic and market conditions and other corporate considerations. The repurchase program may be terminated or suspended at any time by resolution of the Board of Directors.

9.    PROPOSED CHARTER SALE

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

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Paramount Bank. Shelby County Bank and Paramount Bank are collectively referred to as the "Banks". The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and commercial real estate and operating loans. Funding activities at the subsidiary Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. The Company maintains $7,217,000 of Subordinated Debentures. On April 20, 2006, the Company paid off its $6,000,000 loan in its entirety to a commercial bank with the proceeds from the Subordinated Debentures.

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

MANAGEMENT OVERVIEW

OVERVIEW OF FINANCIAL CONDITION AT MARCH 31, 2007 AND DECEMBER 31, 2006

On a consolidated basis, the Company's total assets as of March 31, 2007 were $231,105,000 compared to total assets of $226,514,000 at December 31, 2006. As of March 31, 2007, gross loans were $194,056,000 compared to gross loans of $183,772,000 at December 31, 2006. Deposits were $184,373,000 at March 31, 2007 compared to $184,113,000 at December 31, 2006. Total capital was $18,013,000 at March 31, 2007 compared to $17,820,000 at December 31, 2006. Outstanding shares of common stock were 3,507,150 as of March 31, 2007 and December 31, 2006. The book value per share was $5.14 at March 31, 2007 and $5.08 at December 31, 2006.

The Company continued a pattern of growth during the three month period ended March 31, 2007. Loan balances increased by 5.5% from December 31, 2006. The Company continues to focus on credit quality and is maintaining its momentum of growing quality loans thereby improving net interest income in order to provide the foundation for increased shareholder value. During the first quarter of 2007, the pretax income was below the anticipated level. The Company did not achieve its net income goal primarily due to increased professional fee expenses associated with the proposed charter sale (see Note 9 to the Consolidated Financial Statements (Unaudited) included herein) along with increases needed in the allowance for loan losses to reserve for, or charge off a small number of problem loans. In 2006, the Company implemented improved procedures in the approval, underwriting, originating and structuring of the loan processes at Paramount Bank and believes this will reduce the need to provide for loan problems in the future. The Company will continue to focus on exceeding a 10% pretax return on shareholders' equity this year and in 2008, by concentrating on the growth of quality loans, increasing net interest income, and lowering non interest expense.

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

In July of 2006, the Company announced the commencement of dividend payments to its shareholders. Subsequent dividends were announced in October of 2006, January of 2007 and April of 2007. The Company will continue to review the possibility of future dividend payments to its shareholders during 2007 and beyond.

With the proposed sale of Paramount Bank's charter to FirstAtlantic Financial Holdings, Inc., (see Note 9 to the Consolidated Financial Statements (Unaudited) included herein) expected during the second quarter of 2007, the Company anticipates net proceeds of approximately $1,525,000. At this time management is considering several uses for the cash payment, however no final decisions have been made.

OVERVIEW OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

For the three months ended March 31, 2007, the Company's net income was $179,000. This compares to a net income of $228,000 for the same period of 2006. The Company had a decrease in pretax income of 21% for the quarter ended
March 31, 2007 compared to the quarter ended March 31, 2006. This is primarily the result of the following: a decrease in secondary market mortgage fee income due to a slowed market environment; a decrease in service charges on deposit accounts; an increase in the allowance for loan losses; increases in salaries and benefits as the result of the employment of two new lenders and associated employment fees; and costs associated with occupancy due to the purchase of a new computer system, information technology upgrades and unusual weather-related expenses at Shelby County Bank. These negative factors to income were offset by an increase in net interest income as the result of continued loan growth. Basic and fully diluted earnings per share were $0.05 for the quarter ended March 31, 2007 compared to $0.07 per share for the quarter ended March 31, 2006. Weighted average outstanding shares (basic) were 3,507,150 for the first quarter of 2007 and 2006.

The income tax provision for the three months ended March 31, 2007 was $114,000 and $141,000 for the three months ended March 31, 2006 with effective rates of 38.8% and 38.2% respectively.

FINANCIAL CONDITION

The Company's total assets at March 31, 2007 were $231,105,000, an increase of $4,591,000 from December 31, 2006. This increase is primarily the result of an increase in net loans of $10,259,000 and was mainly offset by a decrease in cash and cash equivalents of $4,934,000 and an increase in other borrowings of $4,290,000. Cash and cash equivalents declined $4,934,000 to $4,779,000 at March 31, 2007 compared to $9,713,000 at year-end 2006. Securities available-for-sale and held-to-maturity decreased $713,000 to $21,208,000 at March 31, 2007 compared to $21,921,000 at year-end 2006 and is the result of principal reductions in the mortgage backed securities. Loans, net of the allowance for loan losses increased $10,259,000 to $192,134,000 at March 31, 2007 compared to $181,875,000 at December 31, 2006. Other real estate increased $164,000 to $397,000 at March 31, 2007 compared to $233,000 at year-end 2006.
Total deposits at March 31, 2007 increased $260,000 to $184,373,000 compared to $184,113,000 in total deposits at December 31, 2006. Demand accounts decreased $4,259,000 offset by a net increase of $4,519,000 in NOW, savings, money market and certificates of deposits. The decrease in demand accounts is primarily the result of a decrease of one large deposit account at Paramount Bank which has significant volatility in the amount of overnight deposits maintained. FHLB advances and fed funds purchased increased $4,290,000 to $20,328,000 at March 31, 2007 compared to $16,038,000 at December 31, 2006. This increase funded the loan growth which occurred during the three month period ended
March 31, 2007. The Banks will continue
to strategically review other means of funding sources to keep pace with loan growth. Shareholders' equity at March 31, 2007 was $18,013,000, an increase of $193,000 compared to $17,820,000 at December 31, 2006. The change in equity resulted from net income of $179,000, stock compensation expense of $8,000, a $70,000 dividend paid to the Company's shareholders during the first quarter of 2007 and an increase of $76,000 from an improvement in the fair value of the Company's available-for-sale investment portfolio.

LOANS:

The following comparative table shows loans receivable by major categories at March 31, 2007 and December 31, 2006:

LOANS RECEIVABLE
                                                   MARCH 31,        DECEMBER 31,
                                                     2007               2006
Real Estate Mortgage Loans:
   One-to-four family                          $  57,033,039      $  52,892,428
   Non Residential                                49,223,967         46,928,914
   Home equity loans                              37,789,658         36,997,433
Consumer loans                                    10,135,418          9,843,237
Commercial loans, including participations        39,873,571         37,109,610
                                               -------------      -------------
Total gross loans                                194,055,653        183,771,622
   Less allowance for loan losses                 (1,921,623)        (1,896,618)
                                               -------------      -------------
Total loans receivable, net                    $ 192,134,030      $ 181,875,004
                                               =============      =============


NON-PERFORMING LOANS:

The following table is an analysis of the Company's non-performing loans at March 31, 2007 and December 31, 2006.




NON-PERFORMING LOANS
                                                   MARCH 31,        DECEMBER 31,
                                                     2007              2006
Non-performing loans consist of the following:
  Non-accrual loans                               $3,026,332        $2,531,382
  Ninety (90) days past due                        1,338,333         1,857,596
                                                  ----------        ----------

Total non-performing loans                        $4,364,665        $4,388,978
                                                  ==========        ==========

Non-performing loans to total loans                     2.25%             2.39%



Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At March 31, 2007, the Company reported approximately $3,026,000 of non-accrual loans and $1,338,000 in loans ninety days or more past due. This is an increase in non-accrual loans of $495,000 from December 31, 2006 and a decrease in past due loans of $519,000 from December 31, 2006. The increase in non-accrual loans was primarily the result of an addition of $125,000 in new non-accrual loans and the reclassification of $675,000 in ninety day past due loans to non-accrual status. These increases were offset by $141,000 in charge-offs and repayments and a $164,000 non-accrual loan that was transferred to other real estate. The decrease in past due loans ninety days or more was the result of an additional $540,000 of loans in this category offset by the $675,000 shift that occurred from the ninety day past due loans to non-accrual loans, and $384,000 in other loans that were removed from ninety days past due as a result of renewals, payoffs and payments received that would bring these loans current. There was a decrease in the non-performing loans to total gross loans from 2.39% at December 31, 2006 to 2.25% at March 31, 2007. The Banks maintain an allowance for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                        2007              2006
Balance, beginning of period                                        $ 1,896,618       $ 1,575,511
Add:
  Provision for loan losses                                             154,081            68,000
  Recoveries of loans previously charged off                              7,419             1,666
  Less gross charge-offs:
    Residential real estate loans                                       (75,062)                -
    Consumer/commercial loans                                           (61,433)          (17,190)
                                                                    -----------       -----------

Balance, end of period                                              $ 1,921,623       $ 1,627,987
                                                                    ===========       ===========

Net charge-offs to total average loans outstanding (annualized)            0.02%             0.00%
Allowance to total gross loans outstanding                                 0.99%             0.96%


The allowance for loan losses at March 31, 2007 was $1,922,000, an increase of $25,000 from December 31, 2006 and an increase of $294,000 since March 31, 2006. The Company's provision for loan losses for the three months ending March 31, 2007 was $154,000 and its net charge-offs were approximately $129,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. The Company reviews impaired and watch list loans on a case-by-case basis to allocate a specific dollar amount of allocations based on available repayment sources and collateral, whereas all other loans are allocated based on assigned allocation percentages evaluated by loan pools. Allowance percentages for loan pools are based on the Company's loss history, adjusted for trends and environmental factors. The loan pools utilized by the Company are construction, residential real estate, commercial, commercial real estate, home equity, and consumer.

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

Since December 31, 2006, the Company's allowance for loan losses increased $25,000. This was the result of an additional $154,000 in loan loss provision expense primarily related to one unsecured loan which is now fully allocated and additional increases to special allowances for other problem loans, offset by improvements in historical loss allocations. The Company charged off $43,000 in one real estate loan and $61,000 in consumer loans during the quarter ended March 31, 2007. These loans were fully allocated at December 31, 2006. Another real estate loan was charged down $32,000 and the remaining fair market value was transferred to other real estate. There were also recoveries of $7,000 during the period of previously charged-off loans. Specific allocations totaled $1,495,000 at March 31, 2007 compared to $1,339,000 at December 31, 2006. The increase in specific allocations was due primarily to one unsecured loan that is now fully allocated and the reallocation of pooled allowances to specific allowances due to an increase in the total watch listed loans. These pooled allocations decreased to $230,000 at March 31, 2007 from $352,000 at December 31, 2006.

For the three month period ended March 31, 2007, the allowance to total average gross loans outstanding increased to 1.03% compared to .96% for the three month period ended March 31, 2006 and decreased seven basis points compared to the twelve months ended December 31, 2006.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

Net interest income before the provision for loan losses for the three months ended March 31, 2007 increased approximately 13.4% from the period ended
March 31, 2006. This increase can be attributed primarily to loan growth and increased other loan fee income, and in part due to the prime lending rate increasing from 7.75% to 8.25%. The Banks have benefited from past increases in the prime lending rate, however they will not benefit as much in the future if the prime lending rate would increase, as the Banks have reduced asset sensitivity.

The following table sets forth, for the three month periods ended March 31, 2007 and March 31, 2006, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                THREE MONTHS ENDED MARCH 31, 2007    THREE MONTHS ENDED MARCH 31, 2006
                                                ----------------------------------------------------------------------
                                                 AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                                 BALANCE     INTEREST      RATE       BALANCE     INTEREST      RATE
                                                    (DOLLARS IN  THOUSANDS)               (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Investment securities                         $ 21,650     $    238       4.40%    $ 24,277     $    263       4.33%
  Interest-bearing deposits and other              3,961           31       3.13%       8,105           85       4.19%
  FHLB and other equity securities                 2,402           33       5.50%       3,012           35       4.65%
  Loans (1)                                      186,126        3,734       8.02%     164,682        2,997       7.28%
                                                --------     --------     ------     --------     --------     ------

    Total earning assets                         214,139        4,036       7.54%     200,076        3,380       6.76%
                                                --------     --------     ------     --------     --------     ------

Interest and Non-Interest Bearing Liabilities:
  Savings accounts                                11,813           68       2.30%      12,564           68       2.16%
  NOW accounts                                    16,632           28       0.67%      16,709           29       0.69%
  Money market accounts                           32,581          339       4.16%      34,757          293       3.37%
  Certificates of deposit                         96,268        1,128       4.69%      85,203          782       3.67%
                                                --------     --------     ------     --------     --------     ------

    Total interest bearing deposits              157,294        1,563       3.97%     149,233        1,172       3.14%
  Borrowings                                      23,105          299       5.18%      22,753          291       5.12%
                                                --------     --------     ------     --------     --------     ------

    Total interest bearing liabilities          $180,399        1,862                $171,986        1,463
                                                ========     --------                ========     --------
Net interest income                                          $  2,174                             $  1,917
                                                             ========                             ========
Interest-rate spread (2)                                                    3.41%                                3.36%
                                                                          ------                               ------
Net interest margin (3)                                                     4.06%                                3.83%
                                                                          ------                               ------
Ratio of average interest-bearing assets to
  average interest-bearing liabilities                                      1.19                                 1.16



(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the three month period ended March 31, 2007, the provision for loan losses was $154,000 compared to $68,000 for the three month period ended March 31, 2006. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Overall non-interest income decreased 37% for the three month period ended
March 31, 2007 compared to the three month period ended March 31, 2006. Total non-interest income was $195,000 for the three month period ended March 31, 2007 compared to $308,000 for the three month period ended March 31, 2006. Primarily there was a decrease of $67,000 in secondary market mortgage loan fees due to the reduction of emphasis on mortgage originations. Another factor contributing to the decrease was a decline in service charges and fees related to the closure of deposit accounts that had produced a high volume of overdraft charges.

Non-interest expenses totaled $1,921,000 for the three month period ended
March 31, 2007, compared to $1,788,000 during the three month period ended
March 31, 2006. Overall non-interest expense increased 7.5% for the three months ended March 31, 2007 compared to the same period of 2006.

Changes in non-interest expenses consist of the following:

                                                                 THREE MONTHS ENDED            CHANGE FROM
                                                                      MARCH 31,                    2006
                                                           -----------------------------------------------
                                                              2007                2006
Salaries and employee benefits                             $1,051,254          $  977,147       $   74,107
Occupancy                                                     249,412             197,324           52,088
Federal deposit insurance, KY state tax and OTS                49,811              55,971           (6,160)
Data Processing                                               174,820             162,890           11,930
Advertising and promotion                                      25,734              51,622          (25,888)
Bank fees and charges                                          25,457              26,366             (909)
Director Fees                                                  31,400              26,400            5,000
Professional Fees                                             144,376             134,122           10,254
Stationery, supplies and printing                              22,785              18,506            4,279
Core deposit intangible                                        17,241              17,241                -
Other Expenses                                                129,145             119,926            9,219
                                                           ----------          ----------       ----------
                                                           $1,921,435          $1,787,515       $  133,920
                                                           ==========          ==========       ==========


Major fluctuations in non-interest expense from the three months ended March 31, 2006 to the three months ended March 31, 2007 include an increase of $74,000 in salaries and employee benefits. This was due to the addition of two commercial lenders and the associated employment fees related to the opening of the loan production office in Fishers, Indiana. Occupancy expenses increased $52,000 related to the implementation of a new computer system and information technology upgrades at Shelby County Bank during the third quarter of 2006, and building renovations at this location during the fourth quarter of 2006, both of which increased depreciation in 2007 as well as unusual weather-related occupancy expenses during the first quarter of 2007. There were also increases in professional fees associated with the proposed charter sale (see Note 9 to the Consolidated Financial Statements (Unaudited) included herein).

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets, a core capital ratio equal to 4.0%, and 3.0% for banks with a composite rating of "1" and total risk-based capital of 8%. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At March 31, 2007, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of March 31, 2007:


                                                               SHELBY COUNTY BANK
                                              ---------------------------------------------------------------------------------
                                                   ACTUAL CAPITAL        MINIMUM FOR CAPITAL ADEQUACY    FDICIA REGULATIONS
                                              ------------------------- -------------------------------------------------------
                                                                                                      TO BE "WELL CAPITALIZED"
                                                                                                     --------------------------
                                                  AMOUNT          RATIO      AMOUNT          RATIO      AMOUNT          RATIO
Tangible capital ratio                         $12,540,000         8.9%    $ 2,115,000        1.5%            N/A         N/A
Core capital to average assets                  12,540,000         8.9%      5,639,000        4.0%      7,048,000         5.0%
Tier 1 capital to risk weighted assets          12,540,000        11.0%            N/A         N/A      6,845,000         6.0%
Total capital to risk weighted assets           13,116,000        11.5%      9,126,000        8.0%     11,408,000        10.0%


The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount Bank as of March 31, 2007:


                                                                  PARAMOUNT BANK
                                              ---------------------------------------------------------------------------------
                                                    ACTUAL CAPITAL       MINIMUM FOR CAPITAL ADEQUACY    FDICIA REGULATIONS
                                              ------------------------- -------------------------------------------------------
                                                                                                      TO BE "WELL CAPITALIZED"
                                                                                                     --------------------------
                                                  AMOUNT          RATIO      AMOUNT          RATIO      AMOUNT          RATIO
Tangible capital ratio                         $ 7,032,000         8.2%    $ 1,283,000        1.5%            N/A          N/A
Core capital to average assets                   7,032,000         8.2%      3,421,000        4.0%      4,277,000         5.0%
Tier 1 capital to risk weighted assets           7,032,000         9.5%            N/A         N/A      4,428,000         6.0%
Total capital to risk weighted assets            7,845,000        10.6%      5,904,000        8.0%      7,380,000        10.0%

Liquidity measures the Banks' ability to meet their savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the first quarter of 2007, the Banks significantly increased their use of funds as a result of increased loan demand and decreases in non-interest bearing deposits, primarily at Paramount Bank. There was a large decline in a deposit account at Paramount Bank which has considerable volatility in the amount of overnight deposits which they maintain. Paramount Bank had to replace these deposits with borrowings. Shelby County Bank has continued to obtain deposits from many local governmental entities. These deposits are subject to significant volatility and Shelby County Bank must maintain alternative sources of funding, in order to continue loan growth and satisfy large withdrawals. As a result of the funds generated through the issuance of the Subordinated Debentures in April, 2006, and the $1,525,000 in net proceeds that the Company anticipates receiving during the second quarter of 2007 as a result of the sale of the charter of Paramount Bank (see Note 9 to the Consolidated Financial Statements (Unaudited) included herein), the Company does not anticipate the need for any additional external funding over the next twelve months.

At the holding company level, the Company uses cash to pay dividends to shareholders. At March 31, 2007, the sources of funding for the holding company include dividends from its subsidiary, Shelby County Bank. The Company's bank subsidiaries are subject to regulation and may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. During the first quarter of 2007, the Company declared and paid cash dividends totaling $70,000. Subsequently, the Company declared a cash dividend during the second quarter of 2007 and expects the cash dividends to total $79,000.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or reasonably likely to affect, the Company's internal control over financial reporting.

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

                                     Blue River Bancshares, Inc.



Date:  May 15, 2007                  By: /s/ Patrice M. Lima
                                     --------------------------
                                     Patrice M. Lima, Vice President, Controller
                                     (Principal Financial Officer &
                                     Chief Accounting Officer)

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