Form 10QSB
period 2007-06-30
BLUE RIVER BANCSHARES INC
filed 2007-08-08
CIK 1055870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2007

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

As of August 8, 2007 there were 3,456,201 shares of the Registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format.
(Check one):

                               Yes       No   X
                                   -----    -----

                           BLUE RIVER BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements:

           Consolidated Balance Sheets (Unaudited)
           as of June 30, 2007 and December 31, 2006                           3

           Consolidated Statements of Income and Comprehensive Income
           (Unaudited) for the three months ended June 30, 2007 and
           2006                                                                4

           Consolidated Statements of Income and Comprehensive Income
           (Unaudited) for the six months ended June 30, 2007 and 2006         5

           Consolidated Statements of Cash Flows (Unaudited) for the
           six months ended June 30, 2007 and 2006                             6

           Notes to Consolidated Financial Statements (Unaudited)           7-10

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-22

   Item 3. Controls and Procedures                                            23

PART II. OTHER INFORMATION:

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        24

   Item 4. Submission of Matters to a Vote of Security Holders                24

   Item 6. Exhibits                                                           25

SIGNATURE PAGE                                                                26

EXHIBIT INDEX                                                                 27

PART 1 FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

                                                                            JUNE 30,     DECEMBER 31,
                                                                              2007           2006
                                                                          ------------   ------------
ASSETS
ASSETS:
   Cash and cash equivalents:
      Cash and due from banks                                             $  3,352,984   $  4,525,905
      Interest-bearing deposits                                              2,176,418      5,187,485
                                                                          ------------   ------------
         Total cash and cash equivalents                                     5,529,402      9,713,390
   Securities available for sale                                            20,250,077     21,906,818
   Securities held to maturity                                                  12,261         13,661
   Loans receivable, net of allowance for loan losses of $2,031,205 and
      $1,896,618                                                           197,745,044    181,875,004
   Stock in FHLB and other restricted stock, at cost                         2,401,700      2,401,700
   Current and deferred income taxes, net                                    2,894,426      2,901,625
   Premises and equipment, net                                               2,064,994      2,178,238
   Other real estate owned                                                     397,000        232,740
   Accrued interest receivable and other assets                              1,923,861      1,890,536
   Core deposit intangible                                                     206,896        241,378
   Goodwill                                                                  3,159,051      3,159,051
                                                                          ------------   ------------
TOTAL ASSETS                                                              $236,584,712   $226,514,141
                                                                          ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Interest bearing deposits                                              $171,192,543   $156,687,627
   Non-interest bearing deposits                                            20,581,384     27,425,491
   Advances from FHLB                                                       18,019,530     16,037,854
   Subordinated debt                                                         7,217,000      7,217,000
   Accrued interest and other liabilities                                    2,083,434      1,326,104
                                                                          ------------   ------------
         Total liabilities                                                 219,093,891    208,694,076
                                                                          ------------   ------------
SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, 2,000,000 shares authorized, none
      issued                                                                        --             --
   Common stock, no par value, 15,000,000 shares authorized, 3,507,150
      shares issued, 3,466,526 and 3,507,150 shares outstanding             25,172,421     25,157,039
   Treasury Stock - 40,624 and 0 shares                                       (233,541)
   Accumulated deficit                                                      (6,857,686)    (6,889,272)
   Accumulated other comprehensive (loss)                                     (590,373)      (447,702)
                                                                          ------------   ------------
         Total shareholders' equity                                         17,490,821     17,820,065
                                                                          ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $236,584,712   $226,514,141
                                                                          ============   ============

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

                                                                                  2007         2006
                                                                               ----------   ----------
INTEREST INCOME:
   Loans receivable                                                            $3,974,344   $3,261,374
   Securities                                                                     236,911      262,561
   Interest-bearing deposits                                                       25,248       37,845
   Dividends from FHLB and other                                                   28,097       42,758
                                                                               ----------   ----------
      Total interest income                                                     4,264,600    3,604,538
                                                                               ----------   ----------
INTEREST EXPENSE:
   Interest expense on deposits                                                 1,765,984    1,324,225
   Interest expense on FHLB and other borrowings                                  358,892      270,335
                                                                               ----------   ----------
      Total interest expense                                                    2,124,876    1,594,560
                                                                               ----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                            2,139,724    2,009,978
PROVISION FOR LOAN LOSSES                                                         410,000      214,987
                                                                               ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             1,729,724    1,794,991
                                                                               ----------   ----------
NON-INTEREST INCOME:
   Service charges and fees                                                       113,174      150,001
   Secondary market mortgage fees                                                  40,021       67,182
   (Loss) on sale and impairment of other real estate owned and other assets      (75,116)     (83,295)
   Other                                                                           53,063       76,167
                                                                               ----------   ----------
      Total non-interest income                                                   131,142      210,055
                                                                               ----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                                 979,588      959,268
   Premises and equipment                                                         239,445      205,619
   Federal deposit insurance, KY state tax and OTS assessment                      63,276       54,334
   Data processing                                                                175,075      175,477
   Advertising and promotion                                                       17,565       44,969
   Bank fees and charges                                                           26,313       27,553
   Directors fees                                                                  31,700       27,600
   Professional fees                                                              110,802      150,636
   Stationery, supplies and printing                                               30,226       35,479
   Reorganization expense                                                           4,509           --
   Core deposit intangible                                                         17,241       17,241
   Other                                                                          157,663      128,380
                                                                               ----------   ----------
      Total non-interest expense                                                1,853,403    1,826,556
                                                                               ----------   ----------
INCOME BEFORE INCOME TAX                                                            7,463      178,490
INCOME TAX EXPENSE                                                                  6,221       66,888
                                                                               ----------   ----------
NET INCOME                                                                     $    1,242   $  111,602
                                                                               ==========   ==========
COMPREHENSIVE (LOSS)                                                           $ (141,429)  $ (105,451)
                                                                               ==========   ==========
Basic and diluted earnings per share                                           $     0.00   $     0.03
                                                                               ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

                                                                                  2007         2006
                                                                               ----------   ----------
INTEREST INCOME:
   Loans receivable                                                            $7,708,562   $6,258,261
   Securities                                                                     474,837      525,475
   Interest-bearing deposits                                                       56,221      122,861
   Dividends from FHLB and other                                                   61,138       78,155
                                                                               ----------   ----------
      Total interest income                                                     8,300,758    6,984,752
                                                                               ----------   ----------
INTEREST EXPENSE:
   Interest expense on deposits                                                 3,329,212    2,496,282
   Interest expense on FHLB and other borrowings                                  657,925      561,410
                                                                               ----------   ----------
      Total interest expense                                                    3,987,137    3,057,692
                                                                               ----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                            4,313,621    3,927,060
PROVISION FOR LOAN LOSSES                                                         564,081      282,987
                                                                               ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             3,749,540    3,644,073
                                                                               ----------   ----------
NON-INTEREST INCOME:
   Service charges and fees                                                       224,040      313,112
   Secondary market mortgage fees                                                  73,523      167,321
   (Loss) on sale and impairment of other real estate owned and other assets      (75,116)     (96,053)
   Other                                                                          103,653      133,212
                                                                               ----------   ----------
      Total non-interest income                                                   326,100      517,592
                                                                               ----------   ----------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                               2,030,841    1,936,412
   Premises and equipment                                                         488,858      402,944
   Federal deposit insurance, KY state tax and OTS assessment                     113,087      110,306
   Data processing                                                                349,894      338,367
   Advertising and promotion                                                       43,298       96,592
   Bank fees and charges                                                           51,770       53,918
   Directors fees                                                                  63,100       54,000
   Professional fees                                                              255,178      284,759
   Stationery, supplies and printing                                               63,510       63,775
   Reorganization expense                                                           4,509           --
   Core deposit intangible                                                         34,482       34,482
   Other                                                                          276,306      238,515
                                                                               ----------   ----------
      Total non-interest expense                                                3,774,833    3,614,070
                                                                               ----------   ----------
INCOME BEFORE INCOME TAX                                                          300,807      547,595
INCOME TAX EXPENSE                                                                120,169      207,774
                                                                               ----------   ----------
NET INCOME                                                                     $  180,638   $  339,821
                                                                               ==========   ==========
COMPREHENSIVE INCOME (LOSS)                                                    $   37,967   $  (19,785)
                                                                               ==========   ==========
Basic and diluted earnings per share                                           $     0.05   $     0.10
                                                                               ==========   ==========

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

                                                                                    2007           2006
                                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    180,638   $    339,821
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and purchase accounting amortization                              179,446        289,931
      Net amortization (accretion) of securities                                       8,714         18,559
      Provision for loan losses                                                      564,081        282,987
      FHLB stock dividends                                                           (16,700)
      Loss on sale and impairment of other real estate owned and other assets         75,116         96,053
      Stock compensation expense                                                      15,382         13,761
   Changes in assets and liabilities:
      Accrued interest receivable and other assets                                    16,430        (34,929)
      Accrued interest payable and other liabilities                                 722,746       (117,589)
                                                                                ------------   ------------
         Net cash from operating activities                                        1,762,553        871,894
                                                                                ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans funded, net of collections                                              (16,597,393)    (9,932,394)
   Maturities and paydowns of securities available-for-sale                        1,422,386      1,372,571
   Maturities and paydowns of securities held to maturity                              1,400          1,430
   Purchase of premises and equipment                                                (42,467)      (361,081)
   Proceeds from sale of premises and equipment                                           --          3,047
   Proceeds from sale of real estate owned                                                --        298,970
                                                                                ------------   ------------
         Net cash from investing activities                                      (15,216,074)    (8,617,457)
                                                                                ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                   (149,054)            --
   Treasury stock purchases                                                         (233,541)
   Repayment of note payable                                                              --     (6,000,000)
   Proceeds from subordinated debt                                                        --      7,217,000
   Net change in fed funds purchased                                                      --      1,541,000
   Net change in short term FHLB advances                                          1,990,442     (6,251,550)
   Net increase (decrease) in deposits                                             7,661,686     (3,279,635)
                                                                                ------------   ------------
         Net cash from financing activities                                        9,269,533     (6,773,185)
                                                                                ------------   ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (4,183,988)   (14,518,748)
CASH AND EQUIVALENTS, Beginning of period                                          9,713,390     20,176,866
                                                                                ------------   ------------
CASH AND EQUIVALENTS, End of period                                             $  5,529,402   $  5,658,118
                                                                                ============   ============

See accompanying notes to consolidated financial statements (unaudited).

BLUE RIVER BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006

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

     The accompanying consolidated interim financial statements at June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 are unaudited and have been prepared in accordance with instructions to Form 10-QSB. In the opinion of management, the financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

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

     The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                              2007        2006
                                                           ---------   ---------
Basic earnings per share:
   Weighted average common shares                          3,486,268   3,507,150
                                                           =========   =========
Diluted earnings per share:
   Weighted average common shares                          3,486,268   3,507,150
   Dilutive effect of stock options                            3,395       8,718
                                                           ---------   ---------
   Weighted average common shares and incremental shares   3,489,663   3,515,868
                                                           =========   =========

                                                                  FOR THE
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                              2007        2006
                                                           ---------   ---------
Basic earnings per share:
   Weighted average common shares                          3,496,651   3,507,150
                                                           =========   =========
Diluted earnings per share:
   Weighted average common shares                          3,496,651   3,507,150
   Dilutive effect of stock options                            3,640       5,574
                                                           ---------   ---------
   Weighted average common shares and incremental shares   3,500,291   3,512,724
                                                           =========   =========

     For the three and six months ended June 30, 2007, 176,400 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive. For the three and six months ended June 30, 2006, 89,450 and 112,950 stock options were not considered in the calculation of the dilutive effect of stock options as they were anti-dilutive.

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

     The following table summarizes the assumptions used to calculate the weighted average volatility, risk-free interest rates, expected life and the fair value of the stock option grants for the six months ended June 30, 2007 and 2006.

                                                 JUNE 30,   JUNE 30,
                                                   2007       2006
                                                 --------   --------
Weighted average volatility                         27.3%      28.8%
Risk-free interest rate                             4.76%      5.25%
Expected life (in years)                             7.0        5.0
Weighted average fair value of options granted   $  2.40    $  1.86
Number of options granted                         24,000     18,500

     As of June 30, 2007, the Company expensed approximately $15,000 pre-tax in stock based employee compensation. The remaining un- recognized compensation expense of $75,000 will be recognized through the year ending December 31, 2011 in accordance with SFAS 123R.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on the Company's financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007 or as of June 30, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and combined unitary returns in the states of Indiana and Kentucky. These returns are subject to examination by taxing authorities for all years after 2002.

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

     On July 24, 2007 a quarterly dividend of $.0250 per share was declared by the Board of Directors, payable September 1, 2007, to the shareholders of record as of August 15, 2007.

8.   STOCK REPURCHASE

     On April 24, 2007, the Board of Directors approved the immediate implementation of a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to 50,000 shares of its common stock, which represents approximately 1.425% of the Company's outstanding common stock. Shares will be repurchased from time-to-time in the open market or in privately negotiated transactions in accordance with applicable federal and state securities and banking laws and regulations. The extent to which the Company repurchases shares of its common stock and the timing of such repurchases will depend upon stock price, general economic and market conditions and other corporate considerations. The repurchase program may be terminated or suspended at any time by resolution of the Board of Directors. As of June 30, 2007, the Company had repurchased 40,624 shares of its common stock.

     On July 24, 2007, the Company amended the Stock Repurchase Plan of April 24, 2007 to increase the number of shares of stock that may be purchased from 50,000 shares to 200,000 shares in addition to the 9,376 shares remaining under the program, as previously approved. The 209,376 shares represent approximately 6.04% of Blue River's outstanding common stock.

9.   CHARTER SALE

     On September 18, 2006, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with FirstAtlantic Financial Holdings, Inc. ("FirstAtlantic"). The Reorganization Agreement provided for the transfer of all operating assets of Paramount Bank to Shelby County Bank in an inter-company transaction and for the sale of the stock and charter of Paramount Bank to FirstAtlantic in consideration of a $1,675,000 cash payment.

     The Reorganization Agreement was subsequently amended on June 13, 2007 to
     (i) extend the date after which either the Company or FirstAtlantic could terminate the Reorganization Agreement from June 30, 2007 until July 15, 2007 and for up to four additional one-week extensions; and (ii) make the $500,000 of earnest money deposit paid to the Company by FirstAtlantic fully non-refundable. In consideration of each one-week extension of the closing date after July 15, 2007, FirstAtlantic agreed to pay the Company $25,000, with one-half of such payment to be applied to the purchase price under the Reorganization Agreement. As a result of the amendments, the earnest money deposit was disbursed in full to the Company on June 29, 2007 and applied against the purchase price under the Reorganization Agreement.

     On July 20, 2007, the Company completed the transactions contemplated by the Reorganization Agreement. As a result, the Company transferred the capital stock of Paramount Bank to FirstAtlantic in consideration of a cash payment in an amount equal to $1,687,500. The sale did not include the transfer of any operations, facilities or personnel of Paramount Bank which will continue to be owned by the Company and serve the Lexington, Kentucky market. The operating assets of Paramount were transferred to SCB Bank (f/k/a Shelby County Bank), in an inter-company transaction immediately prior to the effectiveness of the sale. The Company intends to operate Paramount Bank as a division of SCB Bank under its current name. Further, to reflect the broad geographic area served, Blue River changed the corporate title of Shelby County Bank to SCB Bank effective upon the closing of the charter sale. SCB Bank will do business in Shelbyville, Indiana market under the name of Shelby County Bank, a division of SCB Bank.

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

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report which express "belief", "intention," "expectation," "prospects," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risk and uncertainties which may cause actual results to differ materially from those in such statements. Some of the factors that may generally cause actual results to differ materially from projection, forecasts, estimates and expectations include, but are not limited to (i) changes in the interest rate environment, (ii) competitive pressures among financial institutions, (iii) general economic conditions on local or national levels, (iv) political developments, wars or other hostilities that may disrupt or increase volatility in securities markets, (v) legislative or regulatory changes, (vi) changes in prepayment speeds of loans or securities, (vii) changes in loan sale volumes, charge-offs and loan loss provisions, (viii) changes in legal or regulatory proceedings, and (ix) the impact of reputation risk created by these developments on such matters as business generation or retention. Such statements reflect the current view of the Company and the Banks with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company and the Banks. The Company undertakes no duty to update any forward looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events.

COMPANY OVERVIEW

The Company is a holding company for its principal banking subsidiaries, Shelby County Bank and Paramount Bank. Shelby County Bank and Paramount Bank are collectively referred to as the "Banks". The Company's net income is derived principally from the operating results of its banking subsidiaries. The principal sources of the Company's revenue are interest and fees on loans; deposit service charges; interest on security investments; and, origination fees on mortgage loans brokered. The Banks' lending activity consists of short-to-medium-term consumer and commercial loans, including home equity lines of credit; personal loans for home improvement, autos and other consumer goods; residential real estate loans; and, commercial real estate and operating loans. Funding activities at the Banks include a full range of deposit accounts, including demand deposits; NOW accounts; money market accounts; and certificates of deposit. Also, funding is supplemented with deposits gathered from local and state governments and through borrowings from the Federal Home Loan Banks. At June 30, 2007, the Company maintains $7,217,000 of Subordinated Debentures.

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

In anticipation of the completion of the transactions contemplated by the Reorganization Agreement (see Note 9 to the Consolidated Financial Statements (Unaudited) included herein) the Charter and By-Laws of Shelby County Bank were amended to change the Bank's corporate title to "SCB Bank." The title change became effective immediately following the closing of the Reorganization Agreement on July 20, 2007. Paramount Bank will continue to do business in its current markets as a division of SCB Bank under the name "Paramount Bank". SCB Bank will do business in its current markets under the name "Shelby County Bank."

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

MANAGEMENT OVERVIEW

OVERVIEW OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

On a consolidated basis, the Company's total assets as of June 30, 2007 were $236,585,000 compared to total assets of $226,514,000 at December 31, 2006. As of June 30, 2007, gross loans were $199,776,000 compared to gross loans of $183,772,000 at December 31, 2006. Deposits were $191,774,000 at June 30, 2007 compared to $184,113,000 at December 31, 2006. Total capital was $17,491,000 at June 30, 2007 compared to $17,820,000 at December 31, 2006. Outstanding shares of common stock were 3,466,526 as of June 30, 2007 and 3,507,150 as of December 31, 2006. The book value per share was $5.05 at June 30, 2007 and $5.08 at December 31, 2006.

The Company continued a pattern of growth during the three month period ended June 30, 2007. Loan balances increased by 8.7% from December 31, 2006. The Company continues to focus on credit quality and maintaining its momentum of developing quality loans to improve net interest income and increased shareholder value. During the second quarter of 2007, the pretax income was below the anticipated level. This was primarily due to impairment expense to reduce the value of a repossessed asset acquired during foreclosure, and increases needed in the allowance for loan losses to reserve for, or charge off a small number of problem loans. In 2006, the Company implemented improved procedures for the approval, underwriting and originating of loans at Paramount Bank. Management believes this has shown positive results and will continue to reduce the need to provide for future loan problems.

In the long term, the Company's focal point continues to be premier community focused bank operations in both markets, by developing a strong flow of net interest income concentrating on the growth of quality loans and by prudently managing non interest expense thereby increasing shareholder value during the remainder of this year and in future years.

The Banks are strategically maintaining their "well capitalized" status while continuing to concentrate on improving net interest income and overall profitability, without taking undue interest rate risk. Management at both divisions of SCB Bank; Shelby County Bank in Indiana and Paramount Bank in Kentucky, will continue to work diligently at implementing loan growth plans and strategies; emphasizing the benefits of gathering non-certificate depository funding as means of decreasing the Banks' overall funding costs; improving levels of fee income derived from depository relationships and encouraging a stronger relationship with their customer base.

In July of 2006, the Company announced the commencement of dividend payments to its shareholders. Subsequent dividends were announced in October of 2006, January of 2007, April of 2007 and July of 2007. The Company will continue to review the possibility of future dividend payments to its shareholders during the remainder of 2007 and beyond.

With the sale of Paramount Bank's charter to FirstAtlantic Financial Holdings, Inc., on July 20, 2007 (see Note 9 to the Consolidated Financial Statements (Unaudited) included herein) the Company received gross proceeds of $1,687,500. The primary use for the cash payment will be used to repurchase up to 209,376 shares of the outstanding stock.

OVERVIEW OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

For the three months ended June 30, 2007, the Company's net income was $1,000. This compares to a net income of $112,000 for the same period of 2006. The Company had a decrease in pretax income of 96% for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006. This is primarily the result of an increase in the provision for loan losses and a decrease in non-interest income (see further discussion below). Basic and fully diluted earnings per share were $0.00 for the quarter ended June 30, 2007 compared to $0.03 per share for the quarter ended June 30, 2006. Weighted average outstanding shares (basic) were 3,486,268 for the second quarter of 2007 and 3,507,150 for the same period in 2006.

The income tax provision for the three months ended June 30, 2007 was $6,000 and $67,000 for the three months ended June 30, 2006.

For the six months ended June 30, 2007, the Company's net income was $181,000. This compares to a net income of $340,000 for the same period of 2006. The Company had a decrease in pretax income of 47% for the six months ended June 30, 2007 compared to the six month period ended June 30, 2006. This is primarily the result of an increase in the provision for loan losses and a decrease in non-interest income (see further discussion below). Basic and fully diluted earnings per share were $0.05 for the six months ended June 30, 2007 compared to $0.10 per share for the six months ended June 30, 2006. Weighted average outstanding shares (basic) were 3,496,651 for the six months ended 2007 and 3,507,150 for the same period in 2006.

The income tax provision for the six months ended June 30, 2007 was $120,000 with an effective rate of 39.9% compared to $208,000 in income tax expense for the sixth months ended June 30, 2006 with an effective rate of 37.9%.

FINANCIAL CONDITION

The Company's total assets at June 30, 2007 were $236,585,000, an increase of $10,071,000 from December 31, 2006. This increase is primarily the result of an increase in net loans of $15,870,000 and was mainly offset by a decrease in cash and cash equivalents and an increase in deposits and in borrowings at the FHLB. Cash and cash equivalents declined $4,184,000 to $5,529,000 at June 30, 2007 compared to $9,713,000 at year-end 2006. Securities available-for-sale and held-to-maturity decreased $1,658,000 to $20,262,000 at June 30, 2007 compared to $21,920,000 at year-end 2006 and is the result of principal reductions in the mortgage backed securities. Loans, net of the allowance for loan losses increased $15,870,000 to $197,745,000 at June 30, 2007 compared to $181,875,000 at December 31, 2006. Other real estate increased $164,000 to $397,000 at June 30, 2007 compared to $233,000 at year-end 2006. Total deposits at June 30, 2007 increased $7,661,000 to $191,774,000 compared to $184,113,000 in total deposits at December 31, 2006. Demand, money market and savings accounts decreased while certificates of deposits, primarily brokered certificates of deposits increased to fund the loan growth. The $6,844,000 decrease in demand accounts is primarily the result of the loss of one large deposit account at Paramount Bank which had significant volatility in the amount of overnight deposits maintained. FHLB advances increased $1,982,000 to $18,020,000 at June 30, 2007 compared to $16,038,000 at December 31, 2006. This increase also funded loan growth. The Banks will continue to strategically review other means of funding sources to keep pace with loan growth. Shareholders' equity at June 30, 2007 was $17,491,000, a decrease of $329,000 compared to $17,820,000 at December 31,
2006. The change in equity resulted from net income of $181,000, stock compensation expense of $15,000, $148,000 in dividends paid to the Company's shareholders during the first quarter and second quarter of 2007, treasury stock of $234,000 and a decrease of $143,000 from a decline in the fair value of the Company's available-for-sale investment portfolio.

LOANS:

The following comparative table shows loans receivable by major categories at June 30, 2007 and December 31, 2006:

     LOANS RECEIVABLE

                                               JUNE 30,     DECEMBER 31,
                                                 2007           2006
                                             ------------   ------------
Real Estate Mortgage Loans:
   One-to-four family                        $ 59,161,269   $ 52,892,428
   Non Residential                             46,577,251     46,928,914
   Home equity loans                           39,325,896     36,997,433
Consumer loans                                 11,656,229      9,843,237
Commercial loans, including participations     43,055,604     37,109,610
                                             ------------   ------------
Total gross loans                             199,776,249    183,771,622
   Less allowance for loan losses              (2,031,205)    (1,896,618)
                                             ------------   ------------
Total loans receivable, net                  $197,745,044   $181,875,004
                                             ============   ============

     NON-PERFORMING LOANS:

The following table is an analysis of the Company's non-performing loans at June 30, 2007 and December 31, 2006.

NON-PERFORMING LOANS

                                                  JUNE 30,    DECEMBER 31,
                                                    2007          2006
                                                 ----------   ------------
Non-performing loans consist of the following:
   Non-accrual loans                             $4,459,401    $2,531,382
   Ninety (90) days past due                      1,514,160     1,857,596
                                                 ----------    ----------
Total non-performing loans                       $5,973,561    $4,388,978
                                                 ==========    ==========
Non-performing loans to total loans                    2.99%         2.39%

Non-performing assets are defined as: (1) loans in non-accrual status where the ultimate collection of interest is uncertain; (2) loans past due ninety days or more as to principal or interest (and where continued accrual has been specifically approved); and (3) loans which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial condition of the borrower. At June 30, 2007, the Company reported approximately $4,459,000 of non-accrual loans and $1,514,000 in loans ninety days or more past due. This is an increase in non-accrual loans of $1,928,000 from December 31, 2006 and a decrease in past due loans of $343,000 from December 31, 2006. The increase in non-accrual loans was primarily the result of an addition of $1,765,000 in new non-accrual loans and the reclassification of $695,000 in ninety day past due loans to non-accrual status. These increases were offset by $368,000 in charge-offs and repayments and a $164,000 non-accrual loan that was transferred to other real estate. The decrease in past due loans ninety days or more was the result of an additional $1,099,000 of loans in this category offset by the $695,000 shift that occurred from the ninety day past due loans to non-accrual loans, and $747,000 in other loans that were removed from ninety days past due as a result of renewals, payoffs and payments received that would bring these loans current. There was an increase in the non-performing loans to total gross loans from 2.39% at December 31, 2006 to 2.99% at June 30, 2007. The Banks maintain an allowance for loan losses to cover losses incurred when loans default. Loans in all categories are charged-off when they are deemed uncollectible.

Activity in the allowance for loan losses consists of the following:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  -----------------------
                                                                     2007         2006
                                                                  ----------   ----------
Balance, beginning of period                                      $1,896,618   $1,575,511
Add:
   Provision for loan losses                                         564,081      282,987
   Recoveries of loans previously charged off                          8,919       10,873
   Less gross charge-offs:
      Residential real estate loans                                 (367,076)          --
      Consumer/commercial loans                                      (71,337)    (143,125)
                                                                  ----------   ----------
Balance, end of period                                            $2,031,205   $1,726,246
                                                                  ==========   ==========
Net charge-offs to total average loans outstanding (annualized)         0.11%        0.16%
Allowance to total average loans outstanding                            1.02%        1.03%

The allowance for loan losses at June 30, 2007 was $2,031,000, an increase of $135,000 from December 31, 2006 and an increase of $305,000 since June 30, 2006. The Company's provision for loan losses for the six months ending June 30, 2007 was $564,000 and its net charge-offs were approximately $429,000. An analysis of the allowance for loan losses is performed monthly by the Banks' management to assess the appropriate levels of allowance for loan losses. The Company reviews impaired and watch list loans on a case-by-case basis to allocate a specific dollar amount of allocations based on available repayment sources and collateral, whereas all other loans are allocated based on assigned allocation percentages evaluated by loan pools. Allowance percentages for loan pools are based on the Company's loss history, adjusted for trends and environmental factors. The loan pools utilized by the Company are construction, residential real estate, commercial, commercial real estate, home equity, and consumer.

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

Since December 31, 2006, the Company's allowance for loan losses increased $135,000. This was the result of an additional $564,000 in loan loss provision expense primarily related to a few problem real estate loans. Increases to the provision were offset by improvements in historical loss allocations. The Company charged off $367,000 in real estate loans and $71,000 in consumer loans during the six months ended June 30, 2007. One real estate loan was charged down $32,000 and the remaining fair market value was transferred to other real estate. There were also recoveries of $9,000 during the period of previously charged-off loans. Specific allocations totaled $1,428,000 at June 30, 2007 compared to $1,263,000 at December 31, 2006. The increase in specific allocations was due primarily to one unsecured loan that is now fully allocated and the reallocation of pooled allowances to specific allowances due to an increase in total watch listed loans. Pooled allocations increased to $437,000 at June 30, 2007 from $428,000 at December 31, 2006 primarily as a result of loan growth.

For the six month period ended June 30, 2007, the allowance to total average gross loans outstanding decreased to 1.02% compared to 1.03% for the six month period ended June 30, 2007 and decreased eight basis points compared to the twelve months ended December 31, 2006.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Net interest income before the provision for loan losses for the three months ended June 30, 2007 increased approximately 6.5% from the period ended June 30, 2006. The net increase can be attributed primarily to loan growth and increased other loan fee income and in part due to the average prime lending rate increasing from 7.98% to 8.25% over the two periods. However, the full impact of this increase was largely offset by the increased funding expense associated with the loss of a large demand deposit account maintained at Paramount Bank since the acquisition of Unified Banking Company (n/k/a Paramount Bank) in 2003. Under the terms of the purchase agreement in 2003, this deposit was required to remain at Paramount Bank until early 2007; this was the first full quarter after the loss of this deposit and its replacement with higher cost funding. The Banks have benefited from past increases in the prime lending rate.

The following table sets forth, for the three month periods ended June 30, 2007 and June 30, 2006, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                      THREE MONTHS ENDED             THREE MONTHS ENDED
                                                         JUNE 30, 2007                  JUNE 30, 2006
                                                 ----------------------------   ----------------------------
                                                  AVERAGE              YIELD/    AVERAGE              YIELD/
                                                  BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                                 --------   --------   ------   --------   --------   ------
                                                    (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
Interest Earning Assets:
   Investment securities                         $ 21,082    $  237     4.50%   $ 23,482    $  263     4.48%
   Interest-bearing deposits                        2,132        25     4.69%      3,353        38     4.53%
   FHLB & restricted stock                          2,402        28     4.66%      3,020        43     5.70%
   Loans (1)                                      195,646     3,975     8.12%    170,228     3,261     7.66%
                                                 --------    ------     ----    --------    ------     ----
      Total earning assets                        221,262     4,265     7.71%    200,083     3,605     7.20%
                                                 --------    ------     ----    --------    ------     ----
Interest Bearing Liabilities:
   Savings accounts                                11,756        68     2.31%     12,116        68     2.24%
   NOW accounts                                    17,027        29     0.68%     17,171        30     0.70%
   Money market accounts                           28,371       301     4.24%     35,709       348     3.90%
   Certificates of deposit                        110,667     1,368     4.94%     86,086       879     4.08%
                                                 --------    ------     ----    --------    ------     ----
      Total interest bearing deposits             167,821     1,766     4.21%    151,082     1,325     3.51%
   Borrowings                                      27,196       359     5.28%     21,379       270     5.05%
                                                 --------    ------     ----    --------    ------     ----
      Total interest bearing liabilities         $195,017     2,125             $172,461     1,595
                                                 ========    ------             ========    ------
   Net interest income                                       $2,140                         $2,010
                                                             ======                         ======
   Interest-rate spread (2)                                             3.35%                          3.50%
                                                                        ----                           ----
   Net interest margin (3)                                              3.87%                          4.01%
                                                                        ----                           ----
   Ratio of average interest-bearing assets to
      average interest-bearing liabilities                              1.13                           1.16

(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the three month period ended June 30, 2007, the provision for loan losses was $410,000 compared to $215,000 for the three month period ended June 30, 2006. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Overall non-interest income decreased 37.6% for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006. Total non-interest income was $131,000 for the three month period ended June 30, 2007 compared to $210,000 for the three month period ended June 30, 2006. Primarily there was a decrease of $37,000 in service charges and fees related to the closure of deposit accounts that had produced a high volume of overdraft charges. Another factor contributing to the decrease was a decline in secondary market mortgage loan fees of $27,000 due to a reduction of emphasis on mortgage originations. During the three month period ended June 30, 2007, there was a $75,000 charge to reduce the value of an asset acquired during foreclosure and during the same period of 2006 there was a charge of $83,000 on the disposition of other real estate and a write off an investment in "The Bank's Insurance Agency", a bank insurance company in which the Company had invested. This three year old joint venture sold various insurance products and was formed by several Indiana community banks.

Non-interest expenses totaled $1,853,000 for the three month period ended June 30, 2007, compared to $1,827,000 during the three month period ended June 30, 2006. Overall non-interest expense increased less than 1.50% for the three months ended June 30, 2007 compared to the same period of 2006.

Changes in non-interest expenses consist of the following:

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                          -----------------------   CHANGE FROM
                                             2007         2006          2006
                                          ----------   ----------   -----------
Salaries and employee benefits            $  979,588   $  959,268    $ 20,320
Occupancy                                    239,445      205,619      33,826
Federal deposit insurance, KY state tax
   and OTS assessment                         63,276       54,334       8,942
Data Processing                              175,075      175,477        (402)
Advertising and promotion                     17,565       44,969     (27,404)
Bank fees and charges                         26,313       27,553      (1,240)
Director Fees                                 31,700       27,600       4,100
Professional Fees                            110,802      150,636     (39,834)
Stationery, supplies and printing             30,226       35,479      (5,253)
Core deposit intangible                       17,241       17,241          --
Reorganization costs                           4,509           --       4,509
Other Expenses                               157,663      128,380      29,283
                                          ----------   ----------    --------
                                          $1,853,403   $1,826,556    $ 26,847
                                          ==========   ==========    ========

Major fluctuations in non-interest expense from the three months ended June 30, 2006 to the three months ended June 30, 2007 include a net increase of $20,000 in salaries and employee benefits. This was due to the addition of two commercial lenders and the associated employment fees related to the opening of the loan production office in Fishers, Indiana, offset by some staff reductions. Occupancy expenses increased $34,000 related to the implementation of a new computer system and information technology upgrades at Shelby County Bank during the third quarter of 2006, and building renovations at this location during the fourth quarter of 2006, both of which increased depreciation in 2007. Other expenses increased $29,000, and was primarily the result of increased customer related credit card losses. Increases in non-interest expense were offset by a decrease of $40,000 in professional fees and $27,000 in advertising and promotion expenses. Professional fees decreased primarily due to reduction in fees associated with the costs to pursue litigation on other real estate owned and some recaptures of fees related to those properties. Advertising and promotion expenses decreased as a result of cost containment measures in that area.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Net interest income before the provision for loan losses for the six months ended June 30, 2007 increased approximately 9.8% from the period ended June 30, 2006. This increase can be attributed primarily to loan growth and increased other loan fee income, and in part due to the average prime lending rate increasing from 7.43% to 8.25% over the two periods. However, the full impact of this increase was largely offset by the increased funding expense associated with the loss of a large demand deposit account maintained at Paramount Bank since the acquisition in 2003. Under the terms of the purchase agreement in 2003, this deposit was required to remain at Paramount Bank until early 2007. The true impact of the loss of this deposit occurred during the second quarter of 2007 resulting in its replacement with higher cost funding. The Banks have benefited from past increases in the prime lending rate.

The following table sets forth, for the three month periods ended June 30, 2007 and June 30, 2006, information regarding the total dollar amount of interest income of the Company from interest-earning assets and their average yields; the total dollar amount of interest expense on interest-bearing liabilities and their average cost; net interest income; interest-rate spread; net interest margin; and the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                      SIX MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30, 2007                  JUNE 30, 2006
                                                 ----------------------------   ----------------------------
                                                  AVERAGE              YIELD/    AVERAGE              YIELD/
                                                  BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                                 --------   --------   ------   --------   --------   ------
                                                    (DOLLARS IN THOUSANDS)         (DOLLARS IN THOUSANDS)
Interest Earning Assets:
   Investment securities                         $ 21,365    $  475     4.45%    $ 23,877   $  526     4.41%
   Interest-bearing deposits                        2,345        56     4.78%       5,720      123     4.30%
   FHLB & restricted stock                          2,402        61     5.08%       3,016       78     5.17%
   Loans (1)                                      191,045     7,709     8.07%     167,574    6,258     7.47%
                                                 --------    ------     ----     --------   ------     ----
      Total earning assets                        217,157     8,301     7.65%     200,187    6,985     6.98%
                                                 --------    ------     ----     --------   ------     ----
Interest Bearing Liabilities:
   Savings accounts                                11,786       136     2.31%      12,339      136     2.20%
   NOW accounts                                    16,829        57     0.68%      16,941       59     0.70%
   Money market accounts                           30,465       641     4.21%      35,234      641     3.64%
   Certificates of deposit                        103,506     2,495     4.82%      78,994    1,660     4.20%
                                                 --------    ------     ----     --------   ------     ----
      Total interest bearing deposits             162,586     3,329     4.10%     143,508    2,496     3.48%
   Borrowings                                      25,164       658     5.23%      22,052      562     5.10%
                                                 --------    ------     ----     --------   ------     ----
      Total interest bearing liabilities         $187,750     3,987              $165,560    3,058
                                                 ========    ------              ========   ------
   Net interest income                                       $4,314                         $3,927
                                                             ======                         ======
   Interest-rate spread (2)                                             3.40%                          3.29%
                                                                        ----                           ----
   Net interest margin (3)                                              3.97%                          3.92%
                                                                        ----                           ----
   Ratio of average interest-bearing assets to
      average interest-bearing liabilities                              1.16                           1.21

(1) Includes principal balances of non-accruing loans. Interest on non-accruing loans is not included.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

For the six month period ended June 30, 2007, the provision for loan losses was $564,000 compared to $283,000 for the six month period ended June 30, 2006. Please refer to the additional information related to the allowance for loan losses in the financial condition discussion.

Overall non-interest income decreased $192,000 for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. Total non-interest income was $326,000 for the six month period ended June 30, 2007 compared to $518,000 for the six month period ended June 30, 2006. Primarily there was a decrease of $94,000 or 56% in secondary market mortgage fees due to a reduction of emphasis on mortgage originations. Another factor contributing to the decrease was a decline of $89,000 in service charges and fees related to the closure of deposit accounts that had produced a high volume of overdraft charges. Other income was also down $30,000. Offsetting the decreases there were $75,000 in net losses on the disposition and impairment of other assets during the period ending June 30, 2007 versus net losses of $96,000 during the six month period ended June 30, 2006. The $75,000 impairment loss was related to a write down of a repossessed asset for the period ended June 30, 2007. The majority of the net losses of $96,000 on other assets during the six month period ended June 30, 2006 was related to the liquidation and total write off of "The Bank's Insurance Agency".

Overall non-interest expense increased by approximately 4.5% for the six months ended June 30, 2007 compared to the same period of 2006. Non-interest expenses totaled $3,775,000 for the six month period ended June 30, 2007, compared to $3,614,000 during the six month period ended June 30, 2006.

Changes in non-interest expenses consist of the following:

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                          -----------------------   CHANGE FROM
                                             2007         2006         2006
                                          ----------   ----------   -----------
Salaries and employee benefits            $2,030,841   $1,936,412    $ 94,429
Occupancy                                    488,858      402,944      85,914
Federal deposit insurance, KY state tax
   and OTS assessment                        113,087      110,306       2,781
Data Processing                              349,894      338,367      11,527
Advertising and promotion                     43,298       96,592     (53,294)
Bank fees and charges                         51,770       53,918      (2,148)
Director Fees                                 63,100       54,000       9,100
Professional Fees                            255,178      284,759     (29,581)
Stationery, supplies and printing             63,510       63,775        (265)
Core deposit intangible                       34,482       34,482          --
Reorganization costs                           4,509           --       4,509
Other Expenses                               276,306      238,515      37,791
                                          ----------   ----------    --------
                                          $3,774,833   $3,614,070    $160,763
                                          ==========   ==========    ========

Major fluctuations in non-interest expense from the six months ended June 30, 2006 to the six months ended June 30, 2007 include a net increase of $94,000 in salaries and employee benefits. This was due to the addition of two commercial lenders and the associated employment fees related to the opening of the loan production office in Fishers, Indiana, offset by some staff reductions. Occupancy expenses increased $86,000 related to the implementation of a new computer system and information technology upgrades at Shelby County Bank during the third quarter of 2006, and building renovations at this location during the fourth quarter of 2006, both of which increased depreciation in 2007 as well as atypical weather-related occupancy expenses during the first quarter of 2007. Other expenses increased $38,000, and was primarily the result of increased customer related credit card losses. Increases in non-interest expense were offset by a decrease of $53,000 in advertising and promotion expenses and a decline in professional fees of $30,000.

Advertising and promotion expenses decreased as a result of cost containment measures in that area. Professional fees decreased primarily due to reduction in fees associated with the costs to pursue litigation on other real estate owned and some recaptures of fees related to those properties.

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

Current capital regulations require savings institutions to have minimum tangible capital equal to 1.5% of total assets, a core capital ratio equal to
4.0 %, and 3.0% for banks with a composite rating of "1" and total risk-based capital of 8%. Additionally, savings institutions are required to meet a risk based capital ratio equal to 8.0% for risk-weighted assets. At June 30, 2007, the Banks satisfied all capital requirements. The Banks will continue to monitor closely their risk-weighted assets and risk-based capital to maximize returns while striving to maintain the "well-capitalized" designation.

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Shelby County Bank as of June 30, 2007:

                                                    SHELBY COUNTY BANK
                                         ----------------------------------------   FDICIA REGULATIONS
                                                                   MINIMUM FOR            TO BE
                                            ACTUAL CAPITAL      CAPITAL ADEQUACY    "WELL CAPITALIZED"
                                         -------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                         -----------   -----   ----------   -----   ----------   -----
Tangible capital ratio                   $12,632,000    8.6%   $2,200,000    1.5%          N/A     N/A
Core capital to average assets            12,632,000    8.6%    5,865,000    4.0%    7,332,000     5.0%
Tier 1 capital to risk weighted assets    12,632,000   11.1%          N/A    N/A     7,148,000     6.0%
Total capital to risk weighted assets     13,101,000   10.6%    9,531,000    8.0%   11,913,000    10.0%

The following table sets forth the actual and minimum capital amounts to be adequately capitalized and ratios of Paramount Bank as of June 30, 2007:

                                                      PARAMOUNT BANK
                                         ---------------------------------------   FDICIA REGULATIONS
                                                                  MINIMUM FOR            TO BE
                                           ACTUAL CAPITAL      CAPITAL ADEQUACY    "WELL CAPITALIZED"
                                         ------------------   ------------------   ------------------
                                           AMOUNT     RATIO     AMOUNT     RATIO      AMOUNT    RATIO
                                         ----------   -----   ----------   -----    ---------   -----
Tangible capital ratio                   $6,922,000    8.1%   $1,285,000    1.5%          N/A    N/A
Core capital to average assets            6,922,000    8.1%    3,428,000    4.0%    4,285,000    5.0%
Tier 1 capital to risk weighted assets    6,922,000    9.5%          N/A    N/A     4,369,000    6.0%
Total capital to risk weighted assets     7,834,000   10.8%    5,825,000    8.0%    7,282,000   10.0%

Liquidity measures the Banks' ability to meet their savings withdrawals and lending commitments. Management believes that the Banks' liquidity is adequate to meet current requirements.

The Company's liquidity position is the primary source of additional capital for infusion into its banking subsidiaries. During the first and second quarters of 2007, the Banks significantly increased their use of funds as a result of increased loan demand and decreases in non-interest bearing deposits, primarily at Paramount Bank. There was a large decline in a deposit account at Paramount Bank which has considerable volatility in the amount of overnight deposits which they maintain. Paramount Bank had to replace these deposits with borrowings. Shelby County Bank has continued to obtain deposits from many local governmental entities. These deposits are subject to significant volatility and Shelby County Bank must maintain alternative sources of funding in order to continue loan growth and satisfy large withdrawals. As a result of the funds generated through the issuance of the Subordinated Debentures in April, 2006, the $1,687,500 in gross proceeds that the Company received in July of 2007 as a result of the sale of the charter of Paramount Bank, and increased borrowing capabilities because of the reorganization of the Banks (see Note 9 to the Consolidated Financial Statements (Unaudited) included herein), the Company does not anticipate the need for any additional external funding over the next twelve months. The Company estimates third quarter pretax expenses related to the sale of Paramount Bank's charter to be approximately $300,000.

At the holding company level, the Company uses cash to pay dividends to shareholders. At June 30, 2007, the sources of funding for the holding company include dividends from Shelby County Bank. The Company's bank subsidiaries are subject to regulation and may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. During the first and second quarters of 2007, the Company declared and paid cash dividends totaling $148,000. Subsequently, the Company declared a cash dividend during the third quarter of 2007 and expects the cash dividends to total $87,000.

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

PART I - ITEM 3

                             CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, our Disclosure Controls were effective at the Reasonable Assurance level as described below as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

REASONABLE ASSURANCE LEVEL OF THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO AND CFO CERTIFICATIONS

Appearing as exhibits to this report there are Certifications of the CEO and CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Stock Repurchased During the Second Quarter of 2007

                                                                       (d) Maximum Number
                                             (c) Total Number of     (or Approximate Dollar
                   (a) Total                 Shares Purchased as   Value) of Shares that May
                   Number of   (b) Average     Part of Publicly      Yet Be Purchased Under
                     Shares     Price Paid        Announced            Plans or Programs
Period             Purchased    per Share     Plans or Programs      (dollars in thousands)
----------------   ---------   -----------   -------------------   -------------------------
April 1-30, 2007        -0-       $   0                -0-                   50,000
May   1-31, 2007     38,779       $6.06             38,779                   11,221
June  1-30, 2007      1,845       $6.25              1,845                    9,376
                     ------       -----             ------
   Totals            40,624       $6.11             40,624
                     ======       =====             ======

     The Stock Repurchase Program, which was announced April 26, 2007, originally authorized the repurchase of up to 50,000 shares of the Corporations common stock. The Stock Repurchase Program was amended on July 24, 2007 to authorize the purchase up to 200,000 shares in addition to the previously authorized amount. The Stock Repurchase Program has no expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of the shareholders, held on May 31, 2007, in addition to the election of two directors to serve a three year term expiring in 2010, the shareholders voted upon one board proposal contained in Blue River's Proxy Statement dated April 30, 2007.

     Russell Breeden, III, Steven R. Abel, Wendell L. Bernard, Wayne C. Ramsey John R. Owens, Robert J. Salyers and John Eckart all continue as directors of the Company.

     The Board nominees were elected as directors with the following vote:

Nominee                For      Withheld
--------            ---------   --------
John Robert Owens   3,112,957    106,262
Robert J. Salyers   3,124,062     95,157

     The Board proposal was approved with the following vote:

                                                       Abstentions
                                                       (Other Than   Broker
                                                          Broker      Non-
Proposal                            For      Against    Non-Votes)    Votes
--------                         ---------   -------   -----------   ------
Ratification of the
Appointment of Crowe
Chizek and Company LLC
as the Independent Registered
Public Accounting Firm for the
fiscal year 2007.                3,132,568    76,692      9,959        -0-

Item 6. Exhibits

     The exhibits to this Form 10-QSB are listed in the attached Exhibit Index.

                                     ******

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                      Blue River Bancshares, Inc.


Date: August 8, 2007                  By: /s/ Sarita S. Grace
                                          ------------------------------------
                                          Sarita S. Grace, Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX
                              Document Description

Exhibit No.
-----------
     2.1      Amendment to Agreement and Plan of Reorganization, dated June 13,
              2007 (Incorporated by reference to the Company's Form 8-K, filed on June 18, 2007)

    31.1      Certification of Principal Executive Officer pursuant to Rule
              15d-14(a) of the 1934 Act

    31.2      Certification of Principal Financial Officer pursuant to Rule
              15d-14(a) of the 1934 Act

    32.1      Certification of Principal Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002

    32.2      Certification of Principal Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002